Form 10-Q
period 1996-03-31
DATRONIC EQUIPMENT INCOME FUND XVIII L P
filed 1996-05-14
CIK 850671

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q
                        Quarterly Report Under Section 13
                           or 15 (d) of the Securities
                              Exchange Act of 1934
                         ----------------------------------


For the Quarter Ended
  March 31, 1996              Commission File Number  0-18650
- ---------------------         -------------------------------


                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
             (Exact name of Registrant as specified in its charter)
               --------------------------------------------------


  Delaware                                       36-3639399
- ----------------                        ---------------------------
State or other                          IRS Employer Identification
jurisdiction of                         Number
incorporation or
organization

1300 E. Woodfield Road, Suite 312       Schaumburg, Illinois 60173
- ---------------------------------       --------------------------
Address of principal                       City, State, Zip Code
executive offices

Registrant's telephone number:                   (847) 240-6200
                                        ---------------------------





      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  (1)  Yes  x   No
                           --      --
                  (2)  Yes  x   No
                           --      --

                 DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                 ------------------------------------------
                                  FORM 10-Q
                                  ---------
                    FOR THE QUARTER ENDED MARCH 31, 1996
                    -------------------------------------
                       PART I - FINANCIAL INFORMATION
                       ------------------------------

Item 1.
- -------

  Index to Financial Statements

    Balance Sheets

      March 31, 1996 (unaudited)

      December 31, 1995

    Statements of Revenue and Expenses (unaudited)

      For the three months ended March 31, 1996

      For the three months ended March 31, 1995

    Statements of Changes in Partners' Equity

      For the three months ended March 31, 1996
         (unaudited)

    Statements of Cash Flows (unaudited)

      For the three months ended March 31, 1996

      For the three months ended March 31, 1995

    Notes to Financial Statements (unaudited)

Item 2.
- -------

  Management's Discussion and Analysis of
    Financial Condition and Results of Operations

                         PART II - OTHER INFORMATION

Items 1-6.
- ----------

                DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                ------------------------------------------
                              BALANCE SHEETS
                              --------------
                                  March 31, 1996 - Unaudited
                                   -------------------------
                                  Liquidating  Continuing
                                    Limited     Limited
                                   Partners    Partners    Total
                                   ----------  ---------   -----
ASSETS
- ------
Cash and cash equivalents          $2,004,253  $ 1,019,270  $3,023,523
Installment contracts receivable      182,662      638,658     821,320
Net investment in direct
  financing leases                    197,012    5,603,951   5,800,963
Diverted and Other Assets, net        332,605    1,162,921   1,495,526
Restricted Cash                        20,152       70,460      90,612
                                   ----------  ----------- -----------
                                   $2,736,684  $ 8,495,260 $11,231,944
                                   ==========  =========== ===========

LIABILITIES AND PARTNERS' EQUITY
- --------------------------------

Accounts payable and
  accrued expenses                 $   43,776  $   171,134 $   214,910
Lessee rental deposits                 73,201      300,917     374,118
Due to Management Company                 167          553         720
                                   ----------  ----------- -----------
Total liabilities                     117,144      472,604     589,748
                                   ----------  ----------- -----------
Total Partners' equity              2,619,540    8,022,656  10,642,196
                                   ----------  ----------- -----------
                                   $2,736,684  $ 8,495,260 $11,231,944
                                   ==========  =========== ===========

              See accompanying notes to financial statements.

                DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                ------------------------------------------
                              BALANCE SHEETS
                              --------------
                                          December 31, 1995
                                          -----------------

                                   Liquidating   Continuing
                                     Limited       Limited
                                    Partners      Partners  Total
                                   ----------- -----------  --------
ASSETS
- ------
Cash and cash equivalents          $1,977,211  $ 1,432,420  $3,409,631
Installment contracts receivable      215,476      753,390     968,866
Net investment in direct
  financing leases                    343,356    6,771,767   7,115,123
Diverted and Other Assets, net        332,605    1,162,921   1,495,526
Restricted Cash                        20,152       70,460      90,612
                                   ----------  ----------- -----------
                                   $2,888,800  $10,190,958 $13,079,758
                                   ==========  =========== ===========

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and
  accrued expenses                 $   62,398  $   246,147 $   308,545
Lessee rental deposits                 75,612      308,038     383,650
Due to Management Company                  62          212         274
                                   ----------  ----------- -----------
Total liabilities                     138,072      554,397     692,469
                                   ----------  ----------- -----------
Total Partners' equity              2,750,728    9,636,561  12,387,289
                                   ----------  ----------- -----------
                                   $2,888,800  $10,190,958 $13,079,758
                                   ==========  =========== ===========

           See accompanying notes to financial statements.

                DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                ------------------------------------------
                    STATEMENTS OF REVENUE AND EXPENSES
                    ----------------------------------
                 For the three months ended March 31, 1996
                 -----------------------------------------
                                (Unaudited)


                                  Liquidating   Continuing
                                    Limited       Limited
                                   Partners      Partners     Total
                                  -----------   ----------  ---------
Revenue:
  Lease income                      $ 15,695    $ 233,377   $ 249,072
  Interest income                     13,535       69,268      82,803
                                    --------    ---------   ---------
                                      29,230      302,645     331,875
                                    ========    =========   =========
Expenses:
  Management fees-New Era             71,106      271,228     342,334
  General Partner's
    expense reimbursement             57,996      202,777     260,773
  Professional fees                   25,424       90,432     115,856
  Other operating expenses             5,892       21,844      27,736
                                    --------    ---------   ---------
                                     160,418      586,281     746,699
                                    --------    ---------   ---------
Net loss                           $(131,188)   $(283,636)  $(414,824)
                                    ========    =========   =========
Net loss - General Partner         $  (1,312)   $  (2,836)  $  (4,148)
                                    ========    =========   =========
Net loss - Limited Partners        $(129,876)   $(280,800)  $(410,676)
                                    ========    =========   =========
Net loss per Limited
  Partnership Unit                   $(2.92)      $ (1.81)
                                      ======      =======
Weighted average number
  of Limited Partnership Units
  outstanding                         44,468      155,509
                                      ======      =======

             See accompanying notes to financial statements.

                DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                ------------------------------------------
                    STATEMENTS OF REVENUE AND EXPENSES
                    ----------------------------------
                 For the three months ended March 31, 1995
                 -----------------------------------------
                                (Unaudited)

                                   Liquidating   Continuing
                                     Limited       Limited
                                    Partners      Partners      Total
                                   ----------   -----------    -------

Revenue:
  Lease income                      $  52,567    $ 447,999    $500,566
  Interest income                      18,952       73,190      92,142
                                     --------    ---------   ---------
                                       71,519      521,189     592,708
                                     ========    =========   =========
Expenses:
  Amortization of organization
    and equipment acquisition
    costs                              32,329      113,035     145,364
  Management fees-New Era              75,568      427,352     502,920
  General Partner's
    expense reimbursement              42,308      147,926     190,234
  Professional fees                    26,893       95,328     122,221
  Other operating expenses              3,457       16,648      20,105
                                     --------    ---------   ---------
                                      180,555      800,289     980,844
                                     --------    ---------   ---------
Net loss                            $(109,036)   $(279,100)  $(388,136)
                                     ========    =========   =========
Net loss -
  General Partner                   $  (1,090)   $  (2,791)  $  (3,881)
                                     ========    =========   =========
Net loss -
  Limited Partners                  $(107,946)   $(276,309)  $(384,255)
                                     ========    =========   =========
Net loss per Limited
  Partnership Unit                     $(2.43)     $ (1.78)
                                       ======      =======
Weighted average number
  of Limited Partnership Units
  outstanding                          44,468      155,509
                                       ======      =======

                See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                   ------------------------------------------
                    STATEMENT OF CHANGES IN PARTNERS' EQUITY
                    ----------------------------------------
                                   (Unaudited)
                                          Liquidating Continuing
                                General      Limited    Limited      Total
                               Partner's    Partners'  Partners'    Partners'
                                Equity       Equity     Equity       Equity
                              ----------   ----------  ---------    ---------
Balance, December 31, 1995   $(344,238)*   $2,806,086  $ 9,925,441  $12,387,289

  Distributions to partners
    (Note 3)                    (8,442)          -      (1,321,827) (1,330,269)
  Net loss                      (4,148)      (129,876)    (280,800)   (414,824)
  Allocation of General
    Partner's Equity           356,828        (56,670)    (300,158)       -
                              --------     ----------  -----------  -----------
Balance, March 31, 1996       $   -        $2,619,540  $ 8,022,656  $10,642,196
                              ========     ==========  ===========  ===========

* Balance as previously reported was $0 due to allocation of $55,358 and $288,880 to Liquidating and Continuing Limited Partners' Equity, respectively.


                 See accompanying notes to financial statements.

               DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
               ------------------------------------------
                          STATEMENTS OF CASH FLOWS
                          ------------------------
                  For the three months ended March 31, 1996
                  -----------------------------------------
                                 (Unaudited)
                                   Liquidating     Continuing
                                     Limited         Limited
                                    Partners        Partners       Total
                                   ----------      ---------       ----
Cash flows from operating
  activities:
  Net loss                         $   (131,188)   $   (283,636)   $   (414,824)
  Adjustments to reconcile
    net loss to net cash used
    in operating activities:
      Changes in assets and
        liabilities:
        Accounts payable and
          accrued expenses              (18,622)        (75,013)        (93,635)
        Lessee rental deposits           (2,411)         (7,121)         (9,532)
        Due to Management
          Company                           105             341             446
                                     ----------    ------------    ------------
                                       (152,116)       (365,429)       (517,545)
                                     ----------    ------------    ------------
Cash flows from investing
  activities:
  Principal collections on leases       146,344       1,167,816       1,314,160
  Principal collections on
    installment contracts
    receivable                           32,814         114,732         147,546
                                     ----------    ------------    ------------
                                        179,158       1,282,548       1,461,706
                                     ----------    ------------    ------------
Cash flows from financing
  activities:
  Distributions to limited
    partners (a)                          -          (1,321,827)     (1,321,827)
  Distributions to General
    Partner                               -              (8,442)         (8,442)
                                    ----------    -------------   -------------
                                          -          (1,330,269)     (1,330,269)
                                    ----------    -------------   -------------
Net increase (decrease) in cash
  and cash equivalents                  27,042         (413,150)       (386,108)

Cash and cash equivalents:
  Beginning of year                  1,977,211        1,432,420       3,409,631
                                    ----------    -------------   -------------
  End of first quarter              $2,004,253    $   1,019,270   $   3,023,523
                                    ==========    =============   =============

(a)Distributions during the period were $0 per unit for Liquidating Limited Partners and $8.50 per unit for Continuing Limited Partners (see Note 3).

               See accompanying notes to financial statements.

                 DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                 ------------------------------------------
                          STATEMENTS OF CASH FLOWS
                          ------------------------
                  For the three months ended March 31, 1995
                  -----------------------------------------
                                 (Unaudited)
                                        Liquidating    Continuing
                                         Limited        Limited
                                        Partners       Partners      Total
                                        -----------    ----------    ------
Cash flows from operating activities:
  Net loss                              $   (109,036)  $  (279,100)  $  (388,136)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
      Amortization expense                    32,329       113,035       145,364
      Changes in assets and liabilities:
        Accounts payable and accrued
          expenses                          (12,905)       (44,678)      (57,583)
        Lessee rental deposits                  575          4,079         4,654
        Due to Management Company               130         35,468        35,598
                                        -----------    -----------   -----------
                                            (88,907)      (171,196)    (260,103)
                                        -----------    -----------   -----------
Cash flows from investing activities:
  Purchases of lease receivables              -         (1,839,973)   (1,839,973)
  Principal collections on leases           428,103      2,040,058     2,468,161
  Sale of leases (Note 4)                    35,266      1,300,791     1,336,057
  Diverted and Other Assets, net            123,011        430,098       553,109
  Datronic Assets                            19,269         67,370        86,639
  Principal collections on
    installment contracts receivable         36,704        128,334       165,038
                                        -----------    -----------   -----------
                                            642,353      2,126,678     2,769,031
                                        -----------    -----------   -----------
Cash flows from financing activities:
  Distributions to limited partners (a)    (107,168)    (2,113,881)  (2,221,049)
  Distributions to General Partner           (5,002)       (46,694)     (51,696)
                                        -----------    -----------   -----------
                                           (112,170)    (2,160,575)  (2,272,745)
                                        -----------    -----------   -----------
Net increase (decrease) in cash
  and cash equivalents                      441,276       (205,093)      236,183

Cash and cash equivalents:
  Beginning of year                       1,118,691      3,002,502     4,121,193
                                        -----------    -----------   -----------
  End of first quarter                   $1,559,967    $ 2,797,409   $ 4,357,376
                                         ==========    ===========   ===========

(a)Distributions during the period were $2.41 per unit for Liquidating Limited Partners and $13.59 per unit for Continuing Limited Partners.

               See accompanying notes to financial statements.


                DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                -------------------------------------------
                        NOTES TO FINANCIAL STATEMENTS
                        -----------------------------
                             March 31, 1996
                             ------------------
                                 (Unaudited)

NOTE 1 - ORGANIZATION:
- ----------------------

Datronic Equipment Income Fund XVIII, L.P., a Delaware Limited Partnership (the "Partnership"), was formed on April 12, 1989 for the purpose of acquiring and leasing both high-and low-technology equipment. Reference is made to Notes 4, 6, 7 and 8 to the Partnership's financial statements included in the 1995 Form 10-K for a discussion of the alleged diversion of Partnership assets in 1991 and 1992 and the subsequent litigation and settlement, change in general partner, new classes of limited partners established and amendments to the Partnership Agreement that occurred.

NOTE 2 - BASIS OF FINANCIAL STATEMENTS:
- ---------------------------------------

The accompanying financial statements should be read in conjunction with the Partnership's financial statements included in the 1995 Form 10-K. The financial information furnished herein is unaudited but in the opinion of Management includes all adjustments necessary (all of which are normal recurring adjustments) for a fair presentation of financial condition and results of operations. See Note 3 to the Partnership's financial statements included in the 1995 Form 10-K.

Effective January 1, 1996 the Partnership adopted SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The adoption of SFAS 121 had no effect on the Partnership's financial position or net loss.

NOTE 3 - LIMITED PARTNERSHIP DISTRIBUTIONS:
- -------------------------------------------

Distributions to Liquidating Limited Partners were suspended after payment of the July 1, 1995 distribution. Distributions to the Continuing Limited Partners were suspended after payment of the April 1, 1996 distribution.

NOTE 4 - LEASE PORTFOLIO SALES:
- -------------------------------

During the three months ended March 31, 1995, the Partnership, Datronic Equipment Income Fund XIX, L.P., Datronic Equipment Income Fund XX, L.P., and Datronic Finance Income Fund I, L.P. each entered into separate lease purchase agreements with Southern Pacific Thrift & Loan Association to sell equipment leases at discount rates ranging from 10.75% to 11% which resulted in aggregate net proceeds of approximately $2.6 million. The Partnership's proceeds were approximately $1.3 million. Of this amount, approximately all of the proceeds were allocable to Continuing Limited Partners and have been invested in new leases.

NOTE 5 - SUBSEQUENT EVENT:
- --------------------------

On April 29, 1996, the United States District Court for the Northern District of Illinois entered an order removing any claim that one of the defendants in the class action litigation might have had against the Partnership's Restricted Cash and Diverted and Other Assets. See Notes 4, 5 and 6 to the Partnership's financial statements included in the 1995 Form 10-K for a discussion of this matter. Pursuant to the terms of the order, approximately $725,000 of Recovered Assets (the Partnership's interest therein is approximately $133,000 and is included in Diverted and Other Assets) will be held in escrow for the potential benefit of the defendant pending the outcome of certain other Partnership litigation. If the assets are ultimately transferred to the defendant, the impact on the Partnership's financial position is not expected to be material.

PART I
- ------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
- ----------------------------------------------------------

The following discussion and analysis of liquidity and capital resources covers material changes in the Partnership's financial condition from December 31, 1995 through March 31, 1996. The discussion and analysis of results of operations is for the three month period ended March 31, 1996 as compared to the corresponding period in 1995.

Financial Condition, Liquidity and Capital Resources
- ----------------------------------------------------

During the three months ended March 31, 1996, Partnership assets continued to be converted to cash in order to pay Partnership operating expenses and make distributions to the Continuing Limited Partners and General Partner.

Installment contracts receivable decreased approximately
$148,000 during the three months ended March 31, 1996 due to scheduled principal collections.

Net investment in direct financing leases decreased approximately $1,314,000 during the three months ended March 31, 1996. This decrease is primarily attributable to principal collections.

Accounts payable and accrued expenses decreased approximately
$94,000 during the three months ended March 31, 1996 primarily due to payment of accrued legal fees and sales and use taxes.

Partners' equity decreased approximately $1.7 million during the three months ended March 31, 1996 due to a net loss of approximately $415,000 and distributions to partners of approximately $1,330,000.

During the three months ended March 31, 1996, the Partnership's operating activities resulted in a use of $517,545 of cash.
This was due principally to a net loss of $414,824 and decreases in accounts payable and security deposits of $103,167. During the period, cash flows from investing activities aggregated $1,461,706 relating to principal collections on leases of $1,314,160 and scheduled repayments on an installment contract receivable of $147,546. Cash flows used from financing activities of $1,330,269, consisted of distributions to Continuing Limited Partners of $1,321,827 and the General Partner of $8,442.

The Partnership's sources of liquidity on both a long-term and short-term basis are receipts from leases owned by the Partnership and cash on hand. Additional sources of liquidity on a long-term basis are expected to include proceeds from the sale of Diverted and Other Assets and portions of the Partnership's lease portfolio which may be sold in bulk. Management believes that its sources of liquidity in the short and long-term are sufficient to meet its operating cash obligations. Distributions to the Liquidating Limited Partners were suspended after the July 1, 1995 distribution and distributions to the Continuing Limited Partners were suspended after the April 1, 1996 distribution. Distributions were suspended to ensure that sufficient cash will be available to pursue recoveries under pending litigation with the Partnership's former accountants and to liquidate the Partnership in an orderly manner.

Management expects sources of future liquidity to include proceeds from the sale or disposition of other Partnership assets. In this regard, the Partnership has Diverted and Other Assets (net) of $1,495,526 of which, approximately $133,000 may be used to settle the claims of a defendant of the Class Action Complaint (see Note 5 to the financial statements included in item 1).

The continued operation and eventual liquidation of the Partnership involves numerous complex issues which have to be resolved. These issues relate to the timing and realizability of lease-related assets, Diverted and Other Assets, Datronic Assets, litigation and the liquidation of the other Datronic Partnerships (see Notes 4, 6 and 9 to the financial statements included in the 1995 Form 10-K). These issues make it difficult to predict the time and costs necessary to operate and liquidate the Partnership in an orderly manner. As a result of these uncertainties, it is not possible to predict the timing and availability of cash for future distributions to Limited Partners. However, it is likely that the amount of future distributions, if any, to the Limited Partners will ultimately be significantly less than the amount of Partner's Equity reflected in the March 31, 1996 Balance Sheets (see financial statements included in Item 1).

Results of Operations
- ---------------------

Lease income decreased approximately $252,000 for the three month period ended March 31, 1996 as compared to the corresponding period in 1995 due to declining lease portfolios.

Amortization of organization and equipment acquisition costs decreased approximately $145,000 for the three month period ended March 31, 1996 as compared to the corresponding period in 1995 due to the completion of the amortization of these costs in 1995.

Management fees-New Era represent amounts paid New Era for managing the Partnership on a day-to-day basis and for acquiring leases for the Continuing Limited Partners. These fees amounted to approximately $342,000 for the three months ended March 31, 1996 as compared to $503,000 for the same period in 1995. See Note 8 to the Partnership's financial statements included in the 1995 Form 10-K.

The General Partner's expense reimbursement represents the amount paid to LRC in excess of LRC's 1% share of cash flow available for distribution. Total amounts paid to LRC are primarily a function of the amount of time LRC spends on the activities of the Partnership and the timing of certain LRC expenses.
Total amounts paid to LRC for the three months ended March 31, 1996 were approximately $269,000 ($261,000 representing the General Partner's expense reimbursement and $8,000 representing LRC's 1% of cash flow available for distribution) as compared to approximately $242,000 ($190,000 representing the General Partner's expense reimbursement and $52,000 representing LRC's 1% of cash flow available for distribution) for the three months ended March 31, 1995.

PART II - OTHER INFORMATION
- ---------------------------

ITEM 1.  LEGAL PROCEEDINGS
- --------------------------

Reference is made to Item 3 - Legal Proceedings in the
Partnership's December 31, 1995 Form 10-K, as amended, for a discussion of material legal proceedings involving the Partnership.

Reference is made to Part I, Item 1, Note 5 for a discussion of legal proceedings involving claims against Restricted Cash and Diverted and Other Assets.

ITEM 2.  CHANGES IN SECURITIES
- ------------------------------

None.

ITEM 3.
- ------

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------------------------------------------------------------

None.


ITEM 5.
- -------

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- ------------------------------------------

(a)  Exhibits
- -------------

See Exhibit Index.

(b)  Reports on Form 8-K
- ------------------------

None.

                                 SIGNATURES
                                 ----------


Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 9th day of May 1996.





            DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
            Registrant





       By:  DONALD D. TORISKY
            Donald D. Torisky
            Chairman and Chief Executive Officer
            Lease Resolution Corporation
            General Partner of
            Datronic Equipment Income Fund XVIII, L.P.




       By:  DOUGLAS E. VAN SCOY
            Douglas E. Van Scoy
            Chief Financial Officer and Director
            New Era Funding Corp.
            Managing Agent of
            Datronic Equipment Income Fund XVIII, L.P.

                          EXHIBIT INDEX
                          -------------


EXHIBIT NO.                   DESCRIPTION
- -----------                   -----------
   27                         Financial Data Schedule, which is
                              submitted electronically to the
                              Securities and Exchange Commission
                              for information only and not filed.