Form 10-Q
period 1996-06-30
DATRONIC EQUIPMENT INCOME FUND XVIII L P
filed 1996-08-12
CIK 850671

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                              Form 10-Q
                    Quarterly Report Under Section 13
                       or 15 (d) of the Securities
                          Exchange Act of 1934
                    -----------------------------------


For the Quarter Ended
  June 30, 1996                    Commission File Number  0-18650
- ---------------------              -------------------------------

                  DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                 ------------------------------------------
             (Exact name of Registrant as specified in its charter)


   Delaware                                 36-3639399
- ------------------                 ---------------------------
 State or other                    IRS Employer Identification
 jurisdiction of                   Number
 incorporation or
 organization

1300 E. Woodfield Road, Suite 312   Schaumburg, Illinois 60173
- ---------------------------------  ----------------------------
 Address of principal                  City, State, Zip Code
 executive offices

Registrant's telephone number:             (847) 240-6200
                                   -----------------------------



               Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by
               Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                  (1)  Yes  x   No
                           ---      ---

                  (2)  Yes  x   No
                          ---       ---

                      DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                      ------------------------------------------
                                       FORM 10-Q
                                       ---------
                          FOR THE QUARTER ENDED June 30, 1996
                          -----------------------------------

                            PART I - FINANCIAL INFORMATION


Item 1.
- -------
  Index to Financial Statements

    Balance Sheets

      June 30, 1996 (unaudited)

      December 31, 1995

    Statements of Revenue and Expenses (unaudited)

      For the three months ended June 30, 1996

      For the three months ended June 30, 1995

      For the six months ended June 30, 1996

      For the six months ended June 30, 1995

    Statements of Changes in Partners' Equity

      For the six months ended June 30, 1996
         (unaudited)

    Statements of Cash Flows (unaudited)

      For the six months ended June 30, 1996

      For the six months ended June 30, 1995

    Notes to Financial Statements (unaudited)

Item 2.
- -------
  Management's Discussion and Analysis of
    Financial Condition and Results of Operations

                              PART II - OTHER INFORMATION

Items 1-6.
- ----------

                      DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                      ------------------------------------------
                                    BALANCE SHEETS
                                    --------------
                               June 30, 1996 - Unaudited
                               -------------------------

                              Liquidating  Continuing
                              Limited      Limited
                              Partners     Partners      Total
                              ----------  -----------  ---------

ASSETS
- ------

Cash and cash equivalents     $2,162,472  $ 1,944,665  $4,107,137
Installment contracts
  receivable                     147,523      515,798     663,321
Net investment in direct
  financing leases                82,971    4,568,813   4,651,784
Diverted and other assets,
  net                            332,605    1,162,921   1,495,526
                              ----------  ----------- -----------
                              $2,725,571  $ 8,192,197 $10,917,768
                              ==========  =========== ===========


LIABILITIES AND PARTNERS' EQUITY
- --------------------------------

Accounts payable and
  accrued expenses            $   43,126  $   173,951 $   217,077
Lessee rental deposits           116,635      455,658     572,293
Due to management company            139          486         625
                              ----------  ----------- -----------

Total liabilities                159,900      630,095     789,995

Total partners' equity         2,565,671    7,562,102  10,127,773
                              ----------  ----------- -----------
                              $2,725,571  $ 8,192,197 $10,917,768
                              ==========  =========== ===========


[FN]
                 See accompanying notes to financial statements.

                      DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                      ------------------------------------------
                                    BALANCE SHEETS
                                    --------------
                                   December 31, 1995
                                   -----------------

                              Liquidating  Continuing
                              Limited      Limited
                              Partners     Partners      Total
                              ----------  -----------  ---------

ASSETS
- ------

Cash and cash equivalents     $1,977,211  $ 1,432,420 $ 3,409,631
Installment contracts
  receivable                     215,476      753,390     968,866
Net investment in direct
  financing leases               343,356    6,771,767   7,115,123
Diverted and other assets,
  net                            332,605    1,162,921   1,495,526
Restricted cash                   20,152       70,460      90,612
                              ----------  ----------- -----------
                              $2,888,800  $10,190,958 $13,079,758
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
                              ==========  =========== ===========





[FN]
                    See accompanying notes to financial statements.

                      DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                      ------------------------------------------
                         STATEMENTS OF REVENUE AND EXPENSES
                         ----------------------------------
                       For the three months ended June 30, 1996
                       ----------------------------------------
                                (Unaudited)

                              Liquidating  Continuing
                              Limited      Limited
                              Partners     Partners      Total
                              ----------  -----------  ---------

Revenue:
  Lease income (Note 5)       $  40,445    $ 294,224   $ 334,669
  Interest income                16,243       84,986     101,229
                              ---------    ---------   ---------
                                 56,688      379,210     435,898
                              ---------    ---------   ---------

Expenses:
  Management fees-New Era        71,099      261,395     332,494
  General Partner's expense
    reimbursement (Note 5)       16,579       57,968      74,547
  Professional fees              22,134       81,908     104,042
  Other operating expenses          745        2,940       3,685
                              ---------    ---------   ---------
                                110,557      404,211     514,768
                              ---------    ---------   ---------

Net loss                      $ (53,869)   $ (25,001)  $ (78,870)
                              =========    =========   =========

Net loss - General Partner    $    (539)   $    (250)  $    (789)
                              =========    =========   =========

Net loss - Limited Partners   $ (53,330)   $ (24,751)  $ (78,081)
                              =========    =========   =========

Net loss per Limited
  Partnership Unit               $(1.20)      $  (.16)
                                 ======       =======

Weighted average number
  of Limited Partnership
  Units outstanding              44,468      155,509
                                 ======       =======




[FN]
                    See accompanying notes to financial statements.

                      DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                      ------------------------------------------
                          STATEMENTS OF REVENUE AND EXPENSES
                          ----------------------------------
                       For the three months ended June 30, 1995
                       ----------------------------------------
                                      (Unaudited)

                              Liquidating  Continuing
                              Limited      Limited
                              Partners     Partners      Total
                              ----------  -----------  ---------

Revenue:
  Lease income                $ 38,493     $ 387,602   $ 426,095
  Interest income               31,402       111,783     143,185
                              --------     ---------   ---------
                                69,895       499,385     569,280
                              --------     ---------   ---------
Expenses:
  Amortization of
    organization and
    equipment acquisition
    costs                          116           408         524
  Management fees-New Era       65,888       333,815     399,703
  General Partner's
    expense reimbursement       30,712       107,380     138,092
  Professional fees             49,850       182,458     232,308
  Other operating expenses       5,654        25,496      31,150
                              --------     ---------   ---------
                               152,220       649,557     801,777
                              --------     ---------   ---------

Net loss                     $ (82,325)    $(150,172)  $(232,497)
                             =========     =========   =========
Net loss -
  General Partner            $    (823)    $  (1,502)  $  (2,325)
                             =========     =========   =========
Net loss -
  Limited Partners           $ (81,502)     $(148,670) $(230,172)
                             =========     =========   =========

Net loss per Limited
  Partnership Unit              $(1.83)       $ (0.96)
                                ======        =======

Weighted average number
  of Limited Partnership
  Units outstanding             44,468        155,509
                                ======        =======
[FN]
                    See accompanying notes to financial statements.

                      DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                      ------------------------------------------
                         STATEMENTS OF REVENUE AND EXPENSES
                         ----------------------------------
                        For the six months ended June 30, 1996
                        --------------------------------------
                                (Unaudited)

                              Liquidating  Continuing
                              Limited      Limited
                              Partners     Partners      Total
                              ----------  -----------  ---------

Revenue:
  Lease income (Note 5)       $  56,140    $ 527,601   $  583,741
  Interest income                29,778      154,254      184,032
                              ---------    ---------   ----------
                                 85,918      681,855      767,773
                              ---------    ---------   ----------

Expenses:
  Management fees-New Era       142,205      532,623      674,828
  General Partner's expense
    reimbursement (Note 5)       74,575      260,745      335,320
  Professional fees              47,558      172,340      219,898
  Other operating expenses        6,637       24,784       31,421
                              ---------    ---------   ----------
                                270,975      990,492    1,261,467
                              ---------    ---------   ----------

Net loss                      $(185,057)   $(308,637)  $ (493,694)
                              =========    =========   ==========

Net loss - General Partner    $  (1,851)   $  (3,086)  $   (4,937)
                              =========    =========   ==========

Net loss - Limited Partners   $(183,206)   $(305,551)  $ (488,757)
                              =========    =========   ==========

Net loss per Limited
  Partnership Unit               $(4.12)      $ (1.96)
                                 ======       =======

Weighted average number
  of Limited Partnership
  Units outstanding              44,468       155,509
                                 ======       =======



[FN]
                    See accompanying notes to financial statements.

                      DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                      ------------------------------------------
                          STATEMENTS OF REVENUE AND EXPENSES
                          ----------------------------------
                        For the six months ended June 30, 1995
                        --------------------------------------
                                      (Unaudited)

                              Liquidating  Continuing
                              Limited      Limited
                              Partners     Partners      Total
                              ----------  -----------  ---------

Revenue:
  Lease income                $ 91,060     $  835,601    $  926,661
  Interest income               50,354        184,973       235,327
                              --------     ----------    ----------
                               141,414      1,020,574     1,161,988
                              --------     ----------    ----------
Expenses:
  Amortization of
    organization and
    equipment acquisition
    costs                       32,445        113,443       145,888
  Management fees-New Era      141,456        761,167       902,623
  General Partner's
    expense reimbursement       73,020        255,306       328,326
  Professional fees             76,743        277,786       354,529
  Other operating expenses       9,111         42,144        51,255
                              --------     ----------    ----------
                               332,775      1,449,846     1,782,621
                              --------     ----------    ----------

Net loss                     $(191,361)    $ (429,272)   $(620,633)
                             =========     ==========    =========
Net loss -
  General Partner            $  (1,914)    $   (4,293)   $  (6,207)
                             =========     ==========    =========
Net loss -
  Limited Partners           $(189,447)    $ (424,979)   $(614,426)
                             =========     ==========    =========
Net loss per Limited
  Partnership Unit              $(4.26)       $ (2.73)
                                ======        =======
Weighted average number
  of Limited Partnership
  Units outstanding             44,468        155,509
                                ======        =======

[FN]
                    See accompanying notes to financial statements.
PAGE

                                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                                   ------------------------------------------
                                   STATEMENT OF CHANGES IN PARTNERS' EQUITY
                                   ----------------------------------------
                                                  (Unaudited)

                                                Liquidating   Continuing
                                   General        Limited       Limited       Total
                                  Partner's      Partners'     Partners'    Partners'
                                   Equity         Equity        Equity       Equity
                                  ----------    ----------   -----------   -----------
Balance, December 31, 1995        $(344,238)*   $2,806,086   $ 9,925,441   $12,387,289
  Distributions to partners
    (Note 3)                         (8,570)          -       (1,757,252)   (1,765,822)
  Net loss                           (4,937)      (183,206)     (305,551)     (493,694)
  Allocation of General
    Partner's equity                357,745        (57,209)     (300,536)         -
                                 ----------     ----------   -----------   -----------
Balance, June 30, 1996           $     -        $2,565,671   $ 7,562,102   $10,127,773
                                 ==========     ==========   ===========   ===========

*      Balance as previously reported was $0 due to allocation of $55,358 and $288,880 to
       Liquidating and Continuing Limited Partners' Equity, respectively.


See accompanying notes to financial statements.

                                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                                   -----------------------------------------
                                   STATEMENTS OF CASH FLOWS
                                   ------------------------
                                   For the six months ended June 30, 1996
                                   --------------------------------------
                                   (Unaudited)
                                         Liquidating     Continuing
                                           Limited         Limited
                                          Partners        Partners         Total
                                      -------------    -------------   -------------
Cash flows from operating
  activities:
  Net loss                            $   (185,057)    $   (308,637)   $   (493,694)
  Adjustments to reconcile
    net loss to net cash used
    in operating activities:
      Changes in assets and
        liabilities:
        Accounts payable and
          accrued expenses                 (19,272)         (72,196)        (91,468)
        Lessee rental deposits              41,023          147,620         188,643
        Due to management company               77              274             351
                                      ------------     ------------    ------------
                                          (163,229)        (232,939)       (396,168)
                                      ------------     ------------    ------------

Cash flows from investing
  activities:
  Principal collections on leases          260,385        2,202,954       2,463,339
  Principal collections on
    installment contracts
    receivable                              67,953          237,592         305,545
  Release of restricted cash                20,152           70,460          90,612
                                      ------------     ------------    ------------
                                           348,490        2,511,006       2,859,496
                                      ------------     ------------    ------------

Cash flows from financing
  activities:
  Distributions to Limited
    Partners (a)                              -          (1,757,252)     (1,757,252)
  Distributions to General Partner             -             (8,570)         (8,570)
                                      ------------     ------------    ------------
                                              -          (1,765,822)     (1,765,822)
                                      ------------     ------------    ------------

Net increase in cash
  and cash equivalents                     185,261          512,245         697,506
                                      ------------     ------------    ------------

Cash and cash equivalents:
  Beginning of year                      1,977,211        1,432,420       3,409,631
                                      ------------     ------------    ------------

  End of second quarter                 $2,162,472      $ 1,944,665     $ 4,107,137
                                      ============     ============    ============

(a)   Distributions during the period were $0 per unit for Liquidating Limited Partners and $11.30 per unit for Continuing Limited Partners (see Note 3).

See accompanying notes to financial statements.

                        DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                        ------------------------------------------
                               STATEMENTS OF CASH FLOWS
                               -------------------------
                        For the six months ended June 30, 1995
                        --------------------------------------
                                      (Unaudited)

                                          Liquidating    Continuing
                                            Limited        Limited
                                           Partners       Partners        Total
                                         -------------  -------------  ------------
Cash flows from operating activities:
  Net loss                               $   (191,361)  $  (429,272)   $   (620,633)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
      Amortization expense                    32,445        113,443        145,888
      Changes in assets and liabilities:
        Accounts payable and accrued
          expenses                           (14,522)       (69,638)       (84,160)
        Lessee rental deposits                  (152)        24,588         24,436
        Due to management company                (16)       (29,913)       (29,929)
                                        ------------   ------------   ------------
                                            (173,606)      (390,792)      (564,398)
                                        ------------   ------------   ------------

Cash flows from investing activities:
  Purchases of lease receivables                -        (2,834,960)    (2,834,960)
  Principal collections on leases            689,691      3,642,530      4,332,221
  Sale of leases (Note 4)                     35,267      1,300,791      1,336,058
  Distribution of diverted
    and other assets, net                    123,011        430,098        553,109
  Distribution of Datronic assets             19,269         67,370         86,639
  Principal collections on
    installment contracts receivable          59,586        208,340        267,926
                                        ------------   ------------   ------------
                                             926,824      2,814,169      3,740,993
                                        ------------   ------------   ------------

Cash flows from financing activities:
  Distributions to Limited Partners (a)     (156,972)    (3,002,546)    (3,159,518)
  Distributions to General Partner            (8,826)       (66,805)       (75,631)
                                        ------------   ------------   ------------
                                            (165,798)    (3,069,351)    (3,235,149)
                                        ------------   ------------   ------------

Net increase (decrease) in cash
  and cash equivalents                       587,420       (645,974)       (58,554)
                                        ------------   ------------   ------------

Cash and cash equivalents:
  Beginning of year                        1,118,691      3,002,502      4,121,193
                                        ------------   ------------   ------------

  End of second quarter                   $1,706,111    $ 2,356,528    $ 4,062,639
                                        ============   ============   ============

(a)Distributions during the period were $3.53 per unit for Liquidating Limited Partners and $19.31 per unit for Continuing Limited Partners.

See accompanying notes to financial statements.


                      DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                      ------------------------------------------

                             NOTES TO FINANCIAL STATEMENTS
                             -----------------------------

                                     June 30, 1996
                                     -------------
                                      (Unaudited)

NOTE 1 - ORGANIZATION:
- ----------------------

Datronic Equipment Income Fund XVIII, L.P., a Delaware Limited Partnership (the "Partnership"), was formed on April 12, 1989 for the purpose of acquiring and leasing both high-and low-technology equipment. Reference is made to Notes 4, 6, 7 and 8 to the Partnership's financial statements included in the 1995 Form 10-K for a discussion of the alleged diversion of Partnership assets in 1991 and 1992 and the subsequent litigation and settlement, change in general partner, new classes of limited partners established and amendments to the Partnership Agreement which occurred.

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

NOTE 4 - LEASE PORTFOLIO SALES:
- -------------------------------

During the six months ended June 30, 1995, the Partnership, Datronic Equipment Income Fund XIX, L.P., Datronic Equipment Income Fund XX, L.P., and Datronic Finance Income Fund I, L.P. each entered into separate lease purchase agreements with Southern Pacific Thrift & Loan Association to sell equipment leases at discount rates ranging from 10.75% to 11.75% which resulted in aggregate net proceeds of approximately $4.8 million. The Partnership's proceeds were approximately $1.3 million. Of this amount, approximately all of the proceeds were allocable to Continuing Limited Partners and invested in new leases.

NOTE 5 - PCR TRANSACTIONS:
- --------------------------

During the second quarter of 1996 the Partnership received $352,225 of cash in full and complete satisfaction of a certain master sublease agreement with PCR further described in Note 12 to the Partnership's financial statements included in the 1995 Form 10-K. Included in lease income is $304,584 related to the payoff of the PCR sublease comprised of previously unrecognized lease income of $277,190 and the recognition of previously unearned lease income of $27,394.

The Partnership also received during the second quarter of 1996, $83,507 of cash representing the Partnership's share of remittances in full and complete satisfaction of certain note obligations issued by PCR in connection with the sale of PCR stock as further described in Note 13 to the Partnership's financial statements included in the 1995 Form 10-K. A gain on the sale of PCR stock of $19,018 has been included in lease income.

Further, during the second quarter of 1996, LRC received $74,275 representing the Partnership's share of cash remittances from PCR in full and complete satisfaction of a management and consulting contract entered into in connection with the sale of PCR stock as further described in Note 13 to the Partnership's financial statements included in the 1995 Form 10-K. The amount has been recorded as a reduction of the General Partner's expense reimbursement and a due from General Partner in the second quarter.

The due from General Partner will be used to offset future expenses which would otherwise be payable by the Partnership.

PART I

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of liquidity and capital resources covers material changes in the Partnership's financial condition from December 31, 1995 through June 30, 1996. The discussion and analysis of results of operations is for the three and six month periods ended June 30, 1996 as compared to the corresponding periods in 1995.

Financial Condition, Liquidity and Capital Resources
- ----------------------------------------------------

During the six months ended June 30, 1996, Partnership assets were converted to cash in order to pay Partnership operating expenses, make distributions to the Continuing Limited Partners and General Partner through April 1, 1996 and to ensure that sufficient cash will be available to pursue pending litigation and liquidate the Partnership in an orderly manner.

Installment contracts receivable decreased approximately $306,000 during the six months ended June 30, 1996 due to scheduled principal collections.

Net investment in direct financing leases decreased approximately
$2,463,000 during the six months ended June 30, 1996. This decrease is primarily attributable to principal collections.

Restricted cash of approximately $91,000 has been included in cash and cash equivalents due to the removal of claims against such cash (see Part II, Item 1 - Legal Proceedings). This cash was repaid to the Partnership with interest in June 1996.

Accounts payable and accrued expenses decreased approximately
$92,000 during the six months ended June 30, 1996 primarily due to payment of legal fees and sales and use taxes.

Lessee rental deposits increased approximately $189,000 during the six months ended June 30, 1996 primarily due to an accrual for deposits and overpayments scheduled to be returned to lessees.

In the aggregate, partners' equity decreased approximately $2.3 million during the six months ended June 30, 1996 due to a net loss of approximately $494,000 and distributions to partners of approximately $1,766,000.

During the six months ended June 30, 1996, the Partnership's operating activities resulted in an approximate use of $396,000 of cash. This was due principally to a net loss of approximately $494,000 and a decrease in accounts payable of approximately $91,000 reduced by an increase in rental deposits and overpayments of approximately $189,000. During the period, cash flows from investing activities aggregated approximately $2,859,000 relating to principal collections on leases of approximately $2,463,000, scheduled repayments on an installment contract receivable of approximately $306,000 and the availability of restricted cash in the amount of approximately $91,000. Cash flows used from financing activities of approximately $1,766,000, consisted of distributions to Continuing Limited Partners of approximately $1,757,000 and the General Partner of approximately $8,600.

The Partnership's principal sources of liquidity on both a long-term and short-term basis are receipts from leases, installment contracts receivable and cash on hand. Additional sources of liquidity on a long-term basis are expected to include proceeds from the sale of diverted and other assets and, possibly, portions of the Partnership's lease portfolio which may be sold in bulk. Management believes that its sources of liquidity in the short and long-term are sufficient to meet its operating cash obligations. Distributions to the Liquidating Limited Partners were suspended after the July 1, 1995 distribution and distributions to the Continuing Limited Partners were suspended after the April 1, 1996 distribution. Distributions were suspended to ensure that sufficient cash will be available to pursue recoveries under pending litigation with the Partnership's former accountants and other and to liquidate the Partnership in an orderly manner.

The continued operation and eventual liquidation of the Partnership involves numerous complex issues which have to be resolved. These issues relate to the timing and realizability of lease-related assets, diverted and other assets, Datronic assets, litigation and the liquidation of the other Datronic Partnerships (see Notes 4, 6 and 9 to the financial statements included in the 1995 Form 10-K). These issues make it difficult to predict the time and costs necessary to operate and liquidate the Partnership in an orderly manner. As a result of these uncertainties, it is not possible to predict the timing and availability of cash for future distributions to Limited Partners. However, it is likely that the amount of future distributions, if any, to the Limited Partners will ultimately be significantly less than the amount of Partner's Equity reflected in the June 30, 1996 Balance Sheets (see financial statements included in Item 1).

Results of Operations
- ---------------------

Lease income decreased approximately $91,000 and $343,000 for the three and six month periods ended June 30, 1996 as compared to the corresponding periods in 1995. These decreases were primarily due to the declining lease portfolio and a $200,000 provision recorded in the second quarter of 1996 to provide for the return of lease overpayments to lessees previously recorded as lease income partially offset by approximately $325,000 of income resulting from transactions with PCR recorded in the second quarter of 1996 as described in Note 5 of the financial statements included in Item 1.

Interest income decreased approximately $42,000 and $51,000 for the three and six month periods ended June 30, 1996 as compared to the corresponding periods in 1995 primarily due to declining installment contract receivable balances partially offset by the recognition in the second quarter of 1996 of approximately $15,000 of interest previously earned on restricted cash balances.

Amortization of organization and equipment acquisition costs decreased approximately $146,000 to zero for the six month period ended June 30, 1996 as compared to the corresponding period in 1995 due to the completion of the amortization of these costs in 1995.

Management fees-New Era represent amounts paid New Era for managing the Partnership on a day-to-day basis and for acquiring leases for the Continuing Limited Partners. These fees amounted to approximately $332,000 and $675,000 for the three and six months ended June 30, 1996 as compared to $400,000 and $903,000 for the same periods in 1995. The decreases are attributable to declining Partnership activity and the cessation of lease acquisitions in April 1995. See Note 8 to the Partnership's financial statements included in the 1995 Form 10-K.

The General Partner's expense reimbursement represents the amount paid to LRC in excess of LRC's 1% share of cash flow available for distribution. Total amounts paid to LRC are primarily a function of the amount of time LRC spends on the activities of the Partnership and the timing of certain LRC expenses. Total amounts charged by LRC for the three and six months ended June 30, 1996 were approximately $75,000 and $344,000 ($75,000 and $335,000, respectively, representing the General Partner's expense reimbursement and zero and $9,000, respectively, representing LRC's 1% of cash flow available for distribution) as compared to approximately $162,000 and $404,000 ($138,000 and $328,000, respectively, representing the General Partner's expense reimbursement and $24,000 and $76,000, respectively, representing LRC's 1% cash flow available for distribution) for the corresponding periods ended June 30, 1995. See Note 7 to the Partnership's financial statements included in the 1995 form 10-K. The decreases are primarily attributable to a credit of $74,275 recorded in the second quarter of 1996 representing the Partnership's share of certain remittances received by LRC from PCR as described in Note 5 to the financial statements in Item 1.

Professional fees decreased approximately $128,000 and $135,000 for the three and six month periods ended June 30, 1996 as compared to the corresponding period in 1995 primarily due to decreased legal fees relating to collections and Partnership claims against former accountants and others and to consulting services.

PART II - OTHER INFORMATION
- ---------------------------

ITEM 1.  LEGAL PROCEEDINGS
- --------------------------

Reference is made to Item 3 - Legal Proceedings in the
Partnership's December 31, 1995 Form 10-K, for a discussion of material legal proceedings involving the Partnership.

Reference is made to Part II, Item 1 - Legal Proceeding in the
Partnership's March 31, 1996 Form 10-Q for a discussion of legal proceedings involving claims against restricted cash and diverted and other assets.

ITEM 2.  CHANGES IN SECURITIES
- ------------------------------


None.

ITEM 3.
- -------

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------------------------------------------------------------

None.


ITEM 5.
- -------

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- -----------------------------------------

(a)  Exhibits
- -------------

See Exhibit Index.

(b)  Reports on Form 8-K
- ------------------------

None.

                                      SIGNATURES



Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 12th day of August 1996.





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


EXHIBIT NO.                   DESCRIPTION

   27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.