Form 10-Q
period 1996-09-30
DATRONIC EQUIPMENT INCOME FUND XVIII L P
filed 1996-11-13
CIK 850671

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-Q
                       Quarterly Report Under Section 13
                          or 15 (d) of the Securities
                              Exchange Act of 1934
                        ---------------------------------



For the Quarter Ended
 September 30, 1996       Commission File Number  0-18650
--------------------      --------------------------------


                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
             (Exact name of Registrant as specified in its charter)
             ------------------------------------------------------

             Delaware                         36-3639399
         ----------------          ---------------------------
         State or other            IRS Employer Identification
         jurisdiction of             Number
         incorporation or
         organization

1300 E. Woodfield Road, Suite 312    Schaumburg, Illinois 60173
---------------------------------    ---------------------------
 Address of principal                  City, State, Zip Code
 executive offices

Registrant's telephone number:           (847) 240-6200
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


                  (1)  Yes  x   No
                           ----    ----

                  (2)  Yes  x   No
                           ----    ----

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.

                                   FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996

                         PART I - FINANCIAL INFORMATION


Item 1.


  Index to Financial Statements

    Balance Sheets

      September 30, 1996 (unaudited)

      December 31, 1995

    Statements of Revenue and Expenses (unaudited)

      For the three months ended September 30, 1996

      For the three months ended September 30, 1995

      For the nine months ended September 30, 1996

      For the nine months ended September 30, 1995

    Statements of Changes in Partners' Equity

      For the nine months ended September 30, 1996
         (unaudited)

    Statements of Cash Flows (unaudited)

      For the nine months ended September 30, 1996

      For the nine months ended September 30, 1995

    Notes to Financial Statements (unaudited)

Item 2.


  Management's Discussion and Analysis of
    Financial Condition and Results of Operations

                          PART II - OTHER INFORMATION

Items 1-6.

PART I  -  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.

                                 BALANCE SHEETS

                         September 30, 1996 - Unaudited

                                   Liquidating    Continuing
                                   Limited         Limited
                                   Partners        Partners    Total
                                   --------        --------    -----
ASSETS

Cash and cash equivalents          $2,184,369  $ 2,742,616  $4,926,985
Installment contracts receivable      113,501      396,844     510,345
Net investment in direct
  financing leases                     17,857    3,765,230   3,783,087
Diverted and other assets, net        332,605    1,162,921   1,495,526
                                   ----------  ----------- -----------

                                   $2,648,332  $ 8,067,611 $10,715,943
                                   ==========  =========== ===========


LIABILITIES AND PARTNERS' EQUITY

Accounts payable and
  accrued expenses                 $   43,292  $   174,078 $   217,370
Lessee rental deposits                148,983      563,270     712,253
Due to management company                 269          982       1,251
                                   ----------  ----------- -----------

Total liabilities                     192,544      738,330     930,874

Total partners' equity              2,455,788    7,329,281   9,785,069
                                   ----------  ----------- -----------

                                   $2,648,332  $ 8,067,611 $10,715,943
                                   ==========  =========== ===========




                See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.

                                 BALANCE SHEETS

                               December 31, 1995


                                  Liquidating   Continuing
                                    Limited      Limited
                                    Partners     Partners     Total
                                    --------     --------     -----

ASSETS

Cash and cash equivalents          $1,977,211  $ 1,432,420  $3,409,631
Installment contracts receivable      215,476      753,390     968,866
Net investment in direct
  financing leases                    343,356    6,771,767   7,115,123
Diverted and other assets, net        332,605    1,162,921   1,495,526
Restricted cash                        20,152       70,460      90,612
                                   ----------  ----------- -----------
                                   $2,888,800  $10,190,958 $13,079,758
                                   ==========  =========== ===========


LIABILITIES AND PARTNERS' EQUITY

Accounts payable and
  accrued expenses                 $   62,398  $   246,147 $   308,545
Lessee rental deposits                 75,612      308,038     383,650
Due to management company                  62          212         274
                                   ----------  ----------- -----------
Total liabilities                     138,072      554,397     692,469

Total partners' equity              2,750,728    9,636,561  12,387,289
                                   ----------  ----------- -----------
                                   $2,888,800  $10,190,958 $13,079,758
                                   ==========  =========== ===========





                See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.

                       STATEMENTS OF REVENUE AND EXPENSES

                 For the three months ended September 30, 1996

                                         (Unaudited)

                                       Liquidating  Continuing
                                        Limited      Limited
                                        Partners     Partners    Total
                                        --------     --------    -----
Revenue:
  Lease income (loss)                   $ (31,671)   $  20,164   $ (11,507)
  Interest income                          14,542       83,523      98,065
                                        ---------    ---------   ---------

                                          (17,129)     103,687      86,558
                                        ---------    ---------   ---------

Expenses:
  Management fees-New Era                  71,482      260,067     331,549
  General Partner's expense
    reimbursement (Note 7)                 (9,362)     (32,735)    (42,097)
  Professional fees                        25,542       90,978     116,520
  Other operating expenses                  5,093       18,197      23,290
                                        ---------    ---------   ---------

                                           92,755      336,507     429,262
                                        ---------    ---------   ---------

Net loss                                $(109,884)   $(232,820)  $(342,704)
                                        =========    =========   =========

Net loss - General Partner              $  (1,099)   $  (2,328)  $  (3,427)
                                        =========    =========   =========

Net loss - Limited Partners             $(108,785)   $(230,492)  $ 339,277)
                                        =========    =========   =========

Net loss per Limited
  Partnership Unit                      $   (2.45)   $   (1.48)
                                        =========    =========

Weighted average number
  of Limited Partnership Units
  outstanding                              44,468      155,509
                                        =========    =========





                See accompanying notes to financial statements.

                  DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                      STATEMENTS OF REVENUE AND EXPENSES
                For the three months ended September 30, 1995
                                 (Unaudited)



                                        Liquidating     Continuing
                                        Limited         Limited
                                        Partners        Partners               Total
                                        ---------      --------------       ----------
Revenue:
  Lease income                          $ 29,170           $ 328,294         $ 357,464
  Settlement proceeds (Note 5)            94,729             331,209           425,938
  Interest income                         17,571              76,336            93,907
                                        ---------      --------------       ----------
                                         141,470             735,839           877,309
                                        ---------      --------------       ----------




Expenses:
  Management fees-New Era                 68,015             269,010           337,025
   General Partner's
    expense reimbursement                 19,878              69,504            89,382
   Professional fees (Note 5)             51,817             192,591           244,408
   Other operating expenses                5,496              30,007            35,503
   Provision for lease loss                    -             150,000           150,000
                                       ---------          ----------        ----------
                                         145,206             711,112           856,318
                                       ---------          ----------        ----------


Net earnings (loss)                    $  (3,736)           $ 24,727          $ 20,991
                                       =========          ==========        ==========

Net earnings (loss) -
  General Partner                      $     (37)           $    247          $    210
                                       =========          ==========        ==========


Net earnings (loss) -
  Limited Partners                     $  (3,699)           $ 24,480          $ 20,781
                                       =========          ==========        ==========


Net earnings (loss) per
  Limited Partnership Unit                $(0.08)           $   0.16
                                       =========          ==========


Weighted average number
  of Limited Partnership Units
  outstanding                             44,468             155,509
                                       =========          ==========



               See accompanying notes to financial statements.

                  DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.

                      STATEMENTS OF REVENUE AND EXPENSES

                 For the nine months ended September 30, 1996
                                 (Unaudited)


                                 Liquidating     Continuing
                                 Limited           Limited
                                 Partners         Partners      Total
                                 --------         --------      -----
Revenue:
  Lease income (Note 6)            $  24,469    $  547,765   $  572,234
  Interest income                     44,320       237,777      282,097
                                   ---------    ----------   ----------

                                      68,789       785,542      854,331
                                   ---------    ----------   ----------

Expenses:
  Management fees-New Era            213,687       792,690    1,006,377
  General Partner's expense
    reimbursement (Notes 6 and 7)     65,213       228,010      293,223
  Professional fees                   73,100       263,318      336,418
  Other operating expenses            11,729        42,982       54,711
                                   ---------    ----------   ----------

                                     363,729     1,327,000    1,690,729
                                   ---------    ----------   ----------

Net loss                           $(294,940)   $ (541,458)  $ (836,398)
                                   =========    ==========   ==========

Net loss - General Partner         $  (2,949)   $   (5,415)  $   (8,364)
                                   =========    ==========   ==========

Net loss - Limited Partners        $(291,991)   $ (536,043)  $ (828,034)
                                   =========    ==========   ==========

Net loss per Limited
  Partnership Unit                    $(6.57)       $(3.45)
                                      ======        ======

Weighted average number
  of Limited Partnership Units
  outstanding                         44,468       155,509
                                      ======       =======




               See accompanying notes to financial statements.

                  DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.

                      STATEMENTS OF REVENUE AND EXPENSES

                 For the nine months ended September 30, 1995
                                 (Unaudited)


                                                     Liquidating         Continuing
                                                       Limited            Limited
                                                       Partners           Partners            Total
                                                       --------           --------            -----
Revenue:
  Lease income                                         $  120,230         $1,163,895         $1,284,125
  Settlement proceeds (Note 5)                             94,729            331,209            425,938
  Interest income                                          67,925            261,309            329,234
                                                        ---------         ----------         ----------
                                                          282,884          1,756,413          2,039,297
                                                        ---------         ----------         ----------


Expenses:
  Amortization of organization
      and equipment acquisition costs                      32,445            113,443            145,888
  Management fees-New Era                                 209,471          1,030,177          1,239,648
  General Partner's
    expense reimbursement                                  92,898            324,810            417,708
  Professional fees (Note 5)                              128,560            470,377            598,937
  Other operating expenses                                 14,607             72,151             86,758
  Provision for lease losses                                 -               150,000            150,000
                                                        ---------         ----------         ----------
                                                          477,981          2,160,958          2,638,939
                                                        ---------         ----------         ----------

Net loss                                                $(195,097)       $  (404,545)        $ (599,642)
                                                        =========          =========          =========

Net loss -
  General Partner                                       $  (1,951)        $   (4,045)        $   (5,996)
                                                        =========         ==========         ==========

Net loss -
  Limited Partners                                      $(193,146)        $ (400,500)        $ (593,646)
                                                        =========         ==========         ==========

Net loss per Limited
  Partnership Unit                                         $(4.34)        $    (2.58)
                                                           ======         ==========

Weighted average number
  of Limited Partnership Units
  outstanding                                              44,468            155,509
                                                           ======            =======





               See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.

                    STATEMENT OF CHANGES IN PARTNERS' EQUITY
                                  (Unaudited)

                                                                Liquidating       Continuing
                                               General            Limited          Limited           Total
                                               Partner's          Partners'        Partners'        Partners'
                                                Equity            Equity            Equity           Equity
                                                ------            ------            ------           ------
Balance, December 31, 1995                  $  (344,238)*       $2,806,086       $ 9,925,441      $12,387,289
  Distributions to partners
    (Note 3)                                     (8,570)              -           (1,757,252)      (1,765,822)
  Net loss                                       (8,364)          (291,991)         (536,043)        (836,398)
  Allocation of General
    Partner's equity                            361,172            (58,307)         (302,865)
                                            -----------         ----------       -----------      -----------
                                                                                                         -

Balance, September 30, 1996                 $      -            $2,455,788       $ 7,329,281      $ 9,785,069
                                            ===========         ==========       ===========      ===========


* Balance as previously reported was $0 due to allocation of $55,358 and $288,880 to Liquidating and Continuing Limited Partners' Equity, respectively.





                See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.

                            STATEMENTS OF CASH FLOWS

                  For the nine months ended September 30, 1996
                                  (Unaudited)

                                                     Liquidating          Continuing
                                                       Limited              Limited
                                                      Partners             Partners             Total
                                                      --------             --------             -----
Cash flows from operating activities:
  Net loss                                            $ (294,940)        $   (541,458)        $   (836,398)
  Adjustments to reconcile
    net loss to net cash used
    in operating activities:
      Changes in assets and
        liabilities:
        Accounts payable and
          accrued expenses                               (19,106)             (72,069)             (91,175)
        Lessee rental deposits                            73,371              255,232              328,603
        Due to management company                            207                  770                  977
                                                      ----------         ------------         ------------

                                                        (240,468)            (357,525)            (597,993)
                                                      ----------         ------------         ------------
Cash flows from investing activities:
  Principal collections on leases                        325,499            3,006,537            3,332,036
  Principal collections on
    installment contract receivable                      101,975              356,546              458,521
  Release of restricted cash                              20,152               70,460               90,612
                                                      ----------         ------------         ------------

                                                         447,626            3,433,543            3,881,169
                                                      ----------         ------------         ------------

Cash flows from financing activities:
  Distributions to Limited
    Partners (a)                                            -              (1,757,252)          (1,757,252)
  Distributions to General Partner                          -                  (8,570)              (8,570)
                                                      ----------         ------------         ------------

                                                            -              (1,765,822)          (1,765,822)
                                                      ----------         ------------         ------------
Net increase in cash
  and cash equivalents                                   207,158            1,310,196            1,517,354

Cash and cash equivalents:
  Beginning of year                                    1,977,211            1,432,420            3,409,631
                                                      ----------         ------------         ------------
  End of second quarter                               $2,184,369         $  2,742,616         $  4,926,985
                                                      ==========         ============         ============

(a) Distributions during the period were $0 per unit for Liquidating Limited Partners and $11.30 per unit for Continuing Limited Partners (see Note 3).





               See accompanying notes to financial statements.

                  DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.

                           STATEMENTS OF CASH FLOWS

                 For the nine months ended September 30, 1995
                                 (Unaudited)

                                                     Liquidating         Continuing
                                                       Limited            Limited
                                                       Partners           Partners            Total
                                                       --------           --------            -----
Cash flows from operating activities:
  Net loss                                            $ (195,097)       $  (404,545)       $  (599,642)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
      Amortization expense                                32,445            113,443            145,888
      Provision for lease losses                             -              150,000            150,000
      Changes in assets and liabilities:
        Accounts payable and accrued
          expenses                                       (16,225)           (79,337)           (95,562)
        Lessee rental deposits                            (1,281)            27,338             26,057
        Due to Management Company                            (22)           (30,202)           (30,224)
                                                      ----------        -----------        -----------
                                                        (180,180)          (223,303)          (403,483)
                                                      ----------        -----------        -----------
Cash flows from investing activities:
  Purchases of lease receivables                             -           (2,834,959)        (2,834,959)
  Principal collections on leases                        906,024          5,151,080          6,057,104
  Sale of leases (Note 4)                                 35,267          1,300,791          1,336,058
  Distribution of diverted and other assets              123,011            430,098            553,109
  Distribution of Datronic assets                         19,269             67,370             86,639
  Principal collections on
    installment contract receivable                       95,369            333,451            428,820
                                                      ----------        -----------        -----------

                                                       1,178,940          4,447,831          5,626,771
                                                      ----------        -----------        -----------
Cash flows from financing activities:
  Distributions to Limited Partners (a)                 (206,776)        (4,965,072)        (5,171,848)
  Distributions to General Partner                       (10,620)           (89,667)          (100,287)
                                                      ----------        -----------        -----------

                                                        (217,396)        (5,054,739)        (5,272,135)
                                                      ----------        -----------        -----------
Net increase (decrease) in cash
  and cash equivalents                                   781,364           (830,211)           (48,847)

Cash and cash equivalents:
  Beginning of year                                    1,118,691          3,002,502          4,121,193
                                                      ----------        -----------        -----------

  End of third quarter                                $1,900,055        $ 2,172,291        $ 4,072,346
                                                      ==========        ===========        ===========

(a) Distributions during the period were $4.65 per unit for Liquidating Limited Partners and $31.93 per unit for Continuing Limited Partners (see Note 3).


                See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.

                         NOTES TO FINANCIAL STATEMENTS

                               September 30, 1996
                                  (Unaudited)

NOTE 1 - ORGANIZATION:

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

NOTE 4 - LEASE PORTFOLIO SALES:

During the nine months ended September 30, 1995, the Partnership, Fund XIX, Fund XX, and Finance Income Fund I each entered into separate lease purchase agreements with Southern Pacific Thrift & Loan Association to sell equipment leases at discount rates ranging from 10.75% to 12.25% which resulted in aggregate net proceeds of approximately $16.7 million. The Partnership's proceeds were approximately $1.3 million. Of this amount, approximately all of the proceeds were allocable to Continuing Limited Partners and invested in new leases.

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.

                         NOTES TO FINANCIAL STATEMENTS

NOTE 5 - SETTLEMENT WITH FORMER ATTORNEYS:

On August 10, 1995, the United States District Court of the Northern District of Illinois, Eastern Division, approved as fair, reasonable and adequate, a settlement with all the Datronic Partnerships and the Partnerships' former attorneys, Siegan, Barbakoff, Gomberg & Kane in the aggregate amount of $1,775,000 ($425,938 for the Partnership) or $2.13 per unit (see Note 6 to the Partnership's financial statements included in the 1995 Form 10-K). A total of $683,147 of expenses ($163,932 for the Partnership), consisting primarily of professional fees, were incurred in connection with this recovery resulting in a net recovery of $1,091,853 or $1.31 per unit. However, since the Partnerships had previously paid $239,397 ($57,447 for the Partnership) of these expenses, a total of $1,331,250 or $1.60 per unit was available for distribution. Accordingly, on October 1, 1995, the Partnership distributed $1.60 per unit to Liquidating Limited Partners and to Continuing Limited Partners. All settlement proceeds and all related expenses have been allocated to all unit holders of the Datronic Partnerships based on the number of limited partnership units owned.

NOTE 6 - PCR TRANSACTION:

During the second quarter of 1996 the Partnership received $352,225 in full and complete satisfaction of a certain master sublease agreement with PCR further described in Note 12 to the Partnership's financial statements included in the 1995 Form 10-K. Included in lease income is $304,584 related to the payoff of the PCR sublease comprised of previously unrecognized lease income of $277,190 and the recognition of previously unearned lease income of $27,394.

The Partnership also received during the second quarter of 1996, $83,507 representing the Partnership's share of remittances received by LRC in full and complete satisfaction of certain note obligations issued by PCR in connection with the sale of PCR stock as further described in Note 13 to the Partnership's financial statements included in the 1995 Form 10-K. A gain on the sale of PCR stock of $19,018 has been included in lease income.

Further, during the second quarter of 1996 the Partnership received a credit from LRC of $74,275 representing the Partnership's share of remittances received by LRC from PCR in full and complete satisfaction of a management and consulting contract entered into

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.

                         NOTES TO FINANCIAL STATEMENTS

in connection with the sale of PCR stock as further described in Note 13 to the Partnership's financial statements included in the 1995 Form 10-K. The credit represents a reduction of LRC expenses otherwise payable by the Partnership and has been recorded as an offset against the General Partner's expense reimbursement.

NOTE 7 - CRCA TRANSACTIONS:

As previously disclosed, Computer Rental Corp. of America (CRCA) sold substantially all of its assets for $700,000 to New CRCA, a newly-formed company owned by an executive of LRC, (see Note 15 to the Partnership's financial statements included in the 1995 Form 10-K). Subsequently in 1996, New CRCA received an offer from PCR to purchase substantially the same assets sold to New CRCA in the aforementioned transaction for an amount substantially in excess of the purchase price paid by New CRCA. In order to ensure that the Partnership and Fund XX received maximum benefit from the sale of CRCA, CRCA repurchased the assets sold to New CRCA for $659,659, the original purchase price plus tax liabilities accrued by New CRCA less payments made on the original promissory note. The repurchase price was paid in the form of cash ($116,000) and the cancellation of the unpaid promissory note given by New CRCA ($543,659).

On September 13, 1996, CRCA sold all of the assets repurchased from New CRCA (excluding cash) to a subsidiary of PCR (PCR Sub) for approximately $6.2 million. The purchase price was paid in the form of a senior note of $1,500,000, a subordinated note of approximately $4,200,000, and the assumption of approximately $500,000 of liabilities. Both notes bear interest at 9%. Principal and interest are payable monthly in the aggregate amount of approximately $118,000 commencing November 1, 1996. All principal payments are to be applied to the senior note. The unpaid principal balances aggregating $4.8 million are due November 1, 1997. The senior note is secured by a priority security interest in the assets of PCR Sub. The subordinated note is secured by a security interest in the assets of PCR Sub which is subordinate to a $14 million security interest of another PCR creditor.

CRCA will utilize existing cash balances of approximately $750,000 and amounts received on the notes to liquidate all liabilities not assumed by PCR Sub, including expenses associated with the sale, and subject to Court approval, settlement of claims of the former stockholders of CRCA under the indemnity provisions of the bylaws

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.

                         NOTES TO FINANCIAL STATEMENTS

of CRCA for $150,000 (see Note 8). Remaining funds will be allocated 65% to the Partnership and 35% to Fund XX in accordance with their respective interests in the Master Lease with CRCA (see Note 15 to the Partnership's financial statements included in the 1995 Form 10-K). The Partnership and Fund XX will record recoveries on the Master Lease with CRCA as the cash is received.

CRCA paid LRC $289,263 for CRCA related expenses previously incurred by LRC and charged to the Partnership and Fund XX as General Partner's expense reimbursement. The amounts repaid to LRC by CRCA has been allocated to the Partnership and Fund XX in the manner in which those expenses were originally charged (65% and 35%, respectively). Accordingly, LRC paid $188,021 to the Partnership and $101,242 to Fund XX in September 1996.

NOTE 8 - SUBSEQUENT EVENT:

On October 2, 1996, LRC, on behalf of the Datronic Partnerships, Class Counsel, on behalf of the Class, and the former stockholders of CRCA, entered into a proposed settlement whereby: a) LRC will authorize the payment of $150,000 by CRCA to the former shareholders of CRCA under the indemnity provisions of the bylaws of CRCA, b) all parties agree to remise, release and discharge the other parties from any and all claims, actions, causes of action, demands or suits including claims against the former officers of Datronic, including a current officer of LRC and current officers of New Era (see Note 6 to the Partnership's financial statements included in the 1995 Form 10-K), and c) the former shareholders of CRCA agree to release all claims against Recovered Assets. On February 28, 1997, the Court will hold a hearing to determine the fairness, reasonableness and adequacy of the proposed settlement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of liquidity and capital resources covers material changes in the Partnership's financial condition from December 31, 1995 through September 30, 1996. The discussion and analysis of results of operations is for the three and nine month periods ended September 30, 1996 as compared to the corresponding periods in 1995.

Financial Condition, Liquidity and Capital Resources

During the nine months ended September 30, 1996, Partnership assets were converted to cash in order to pay Partnership operating expenses, make distributions to the Continuing Limited Partners and General Partner through April 1, 1996 and to ensure that sufficient cash will be available to pursue pending litigation and liquidate the Partnership in an orderly manner.

Installment contracts receivable decreased approximately $459,000 during the nine months ended September 30, 1996 due to scheduled principal collections.

Net investment in direct financing leases decreased approximately $3,332,000 during the nine months ended September 30, 1996. This decrease is primarily attributable to principal collections.

Restricted cash of approximately $91,000 has been included in cash and cash equivalents due to the removal of claims against such cash (see Part II, Item 1
- Legal Proceedings) and repayment to the Partnership with interest in June
1996.

Accounts payable and accrued expenses decreased approximately
$91,000 during the nine months ended September 30, 1996 primarily due to the payment of legal fees and sales and use taxes.

Lessee rental deposits increased approximately $329,000 during the nine months ended September 30, 1996 primarily due to an accrual for overpayments to be returned to lessees partially offset by payments made to lessees.

In the aggregate, partners' equity decreased approximately $2.6 million during the nine months ended September 30, 1996 due to a net loss of approximately $836,000 and distributions to partners of approximately $1,766,000.

During the nine months ended September 30, 1996, the Partnership's operating activities resulted in an approximate use of $598,000 of cash. This was due principally to a net loss of approximately

$836,000 and a decrease in accounts payable of approximately $91,000 reduced by an increase in rental deposits and overpayments of approximately $329,000. During the period, cash flows from investing activities aggregated approximately $3,881,000 relating to principal collections on leases of approximately $3,332,000, scheduled repayments on an installment contract receivable of approximately $459,000 and the availability of restricted cash in the amount of approximately $91,000. Cash flows used for financing activities of approximately $1,766,000, consisted of distributions to Continuing Limited Partners of approximately $1,757,000 and the General Partner of approximately $9,000.

The Partnership's principal sources of liquidity on both a long-term and short-term basis are receipts from leases, installment contracts receivable and cash on hand. Additional sources of liquidity on a long-term basis are expected to include proceeds from the sale of diverted and other assets and, possibly, portions of the Partnership's lease portfolio which may be sold in bulk. Management believes that its sources of liquidity in the short and long-term are sufficient to meet its operating cash obligations. Distributions to the Liquidating Limited Partners were suspended after the July 1, 1995 distribution and distributions to the Continuing Limited Partners were suspended after the April 1, 1996 distribution. Distributions were suspended to ensure that sufficient cash will be available to pursue recoveries under pending litigation with the Partnership's former accountants and others and to liquidate the Partnership in an orderly manner.

The continued operation and eventual liquidation of the Partnership involves numerous complex issues which have to be resolved. These issues relate to the timing and realizability of lease-related assets, diverted and other assets, Datronic assets, litigation and the liquidation of the other Datronic Partnerships (see Notes 4, 6 and 9 to the Partnership's financial statements included in the 1995 Form 10-K). These issues make it difficult to predict the time and costs necessary to operate and liquidate the Partnership in an orderly manner. As a result of these uncertainties, it is not possible to predict the timing and availability of cash for future distributions to Limited Partners. However, it is likely that the amount of future distributions, if any, to the Limited Partners will ultimately be significantly less than the amount of Partner's Equity reflected in the September 30, 1996 Balance Sheets (see financial statements included in Item 1).

Results of Operations

Lease income decreased approximately $369,000 and $712,000 for the three and nine month periods ended September 30, 1996 as compared to the corresponding periods in 1995. The third quarter of 1996 includes a $200,000 provision for the return of lease overpayments to lessees previously recorded as income. The second quarter of 1996 includes an additional $200,000 provision for the return of lease overpayments and $324,000 of income from transactions with PCR as described in Note 6 to the financial statements included in Item 1. Excluding these items, the decreases in lease income for the three and nine month periods ended September 30, 1996 as compared to the corresponding periods in 1995 would have been approximately $169,000 and $636,000, respectively, and are due primarily to the declining lease portfolio.

Interest income decreased $47,000 for the nine month period ended September 30, 1996 as compared to the corresponding periods in 1995 primarily due to declining installment contract receivable balances partially offset by the recognition in the second quarter of 1996 of approximately $15,000 of interest previously earned on restricted cash balances.

Settlement proceeds of approximately $426,000 recorded in the three and nine month periods ended September 30, 1995 resulted from a settlement with the Partnership's former attorneys. See Note 5 to the financial statements included in Item 1.

Amortization of organization and equipment acquisition costs decreased approximately $146,000 to zero for the nine month period ended September 30, 1996 as compared to the corresponding period in 1995 due to the completion of the amortization of these costs in 1995.

Management fees-New Era represent amounts paid New Era for managing the Partnership on a day-to-day basis and for acquiring leases for the Continuing Limited Partners. These fees amounted to approximately $332,000 and $1,006,000 for the three and nine months ended September 30, 1996 as compared to $337,000 and $1,240,000 for the same periods in 1995. The decreases are attributable to declining Partnership activity and the cessation of lease acquisitions in April 1995. See Note 8 to the Partnership's financial statements included in the 1995 Form 10-K.

The General Partner's expense reimbursement represents the amount paid to LRC in excess of LRC's 1% share of cash flow available for distribution. Total amounts paid to LRC are primarily a function of the amount of time LRC spends on the activities of the Partnership and the timing of certain LRC expenses. Total amounts charged (credited) by LRC for the three and nine months ended September 30, 1996 were approximately ($42,000) and $302,000, respectively, (($42,000) and $293,000, respectively, representing the General Partner's expense reimbursement and zero and $9,000, respectively, representing LRC's 1% of cash flow available for distribution) as compared to approximately $114,000 and $518,000, respectively, ($89,000 and $418,000, respectively, representing the General Partner's expense reimbursement and $25,000 and $100,000, respectively, representing LRC's 1% cash flow available for distribution) for the corresponding periods ended September 30, 1995. See Note 7 to the Partnership's financial statements included in the 1995 Form 10-K. The decreases are attributable to a reimbursement from LRC of approximately $188,000 in the third quarter of 1996 for CRCA expenses and a credit against future expenses of $74,000 accrued in the second quarter of 1996 for PCR related expenses both of which had previously been charged as General Partner's expense reimbursement (see Notes 6 and 7 to the financial statements included in Item 1).

Professional fees decreased approximately $128,000 and $263,000 for the three and nine month periods ended September 30, 1996 as compared to the corresponding period in 1995. These decreases are primarily due to the fees paid in 1995 in connection with the settlement with the Partnership's former attorneys (see Note 5 to the financial statements included in Item 1) and collections as well as consulting service decreases.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Reference is made to Part I, Item 1, Note 8 for a discussion of legal proceedings involving claims made by the former stockholders of CRCA.

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


None.

ITEM 3.


Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


None.


ITEM 5.


Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits

See Exhibit Index.

(b)  Reports on Form 8-K

The Partnership filed a Form 8-K, dated September 30, 1996 concerning transactions with CRCA.

                                   SIGNATURES



Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 11th day of November 1996.





       DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
       Registrant






       By:  DONALD D. TORISKY
            ------------------------------------------
            Donald D. Torisky
            Chairman and Chief Executive Officer
            Lease Resolution Corporation
            General Partner of
            Datronic Equipment Income Fund XVIII, L.P.


       By:  DOUGLAS E. VAN SCOY
            ------------------------------------------
            Douglas E. Van Scoy
            Chief Financial Officer and Director
            New Era Funding Corp.
            Managing Agent of
            Datronic Equipment Income Fund XVIII, L.P.

                                 EXHIBIT INDEX



EXHIBIT NO.                   DESCRIPTION
-----------                   -----------
   27           Financial Data Schedule, which is submitted electronically to the  Securities and Exchange Commission for
                information only and not filed.
