Form 10-K405
period 1996-12-31
DATRONIC EQUIPMENT INCOME FUND XVIII L P
filed 1997-03-26
CIK 850671

                                   FORM 10-K

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1996

Commission File Number 0-18650

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                   ------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Delaware                                     36-3639399
-----------------------                         ------------------------
     State or other                                (I.R.S. Employer
     jurisdiction of                                Identification No.)
     incorporation or
     organization

1300 E. Woodfield Road, Suite 312, Schaumburg, Illinois         60173
-------------------------------------------------------       --------
 (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code: (847) 240-6200
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:

Title of each class        Name of each exchange on which registered
      NONE                                    NONE
-------------------        -----------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                     Units of Limited Partnership Interest
                     -------------------------------------
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days. Yes x No _

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

                                     PART I

ITEM 1 - BUSINESS

Datronic Equipment Income Fund XVIII, L.P. (the "Partnership"), a Delaware Limited Partnership, was formed on April 12, 1989. The Partnership offered Units of Limited Partnership Interests (the "Units") during 1989 and early 1990 raising $99,999,500 of limited partner funds.

As more fully described in Part II, Item 8, Notes 1, 3, 5 and 6 during the second calendar quarter of 1992, it was learned that Edmund J. Lopinski, Jr., the president, director and majority stockholder of Datronic Rental Corp., the then general partner, in conjunction with certain other parties, may have diverted approximately $13.3 million of assets from the Datronic Partnerships and TELIF for his/their direct or indirect benefit. During 1992, a class action lawsuit was filed and subsequently certified on behalf of the limited partners in the Datronic Partnerships against DRC, various officers of DRC and various other parties. On March 4, 1993, a settlement was approved to resolve certain portions of the suit to enable the operations of the Datronic Partnerships to continue while permitting the ongoing pursuit of claims against alleged wrongdoers(the "Settlement"). In connection with the Settlement, DRC was replaced by Lease Resolution Corporation ("LRC") as General Partner of the Partnership.

The Partnership was formed to acquire a variety of low-technology, high-technology and other equipment for lease to unaffiliated third parties under full payout leases as well as to acquire equipment subject to existing leases. The cash generated during the Partnership's Operating Phase from such investments was used to pay the operating costs of the Partnership, make distributions to the limited partners and the general partner (subject to certain limitations) and reinvest in additional equipment for lease. During the Partnership's Liquidating Phase, which began April 12, 1995, the cash generated from such investments is used to pay the liquidating costs of the Partnership and make cash distributions to the limited partners and the general partner (subject to certain limitations). Concurrent with the commencement of the Liquidation Phase, the Partnership ceased reinvestment in equipment and leases and began the orderly liquidation of the Partnership's assets.

A presentation of information about industry segments, geographic regions, raw materials or seasonality is not applicable and would not be material to an understanding of the Partnership's business taken as a whole. Since the Partnership ceased investing in leases effective April 12, 1995, a discussion of sources and availability of leases, backlog and competition is not material to an understanding of the Partnership's future activity.

The Partnership has no employees. Lease Resolution Corporation ("LRC"), the General Partner, employed 47 persons at December 31, 1996 all of whom attend to the operations of the Datronic Partnerships.

ITEM 2 - PROPERTIES

Effective March 1, 1997 the Partnership's operations are located in leased premises of approximately 15,000 square feet in Schaumburg, Illinois. Prior to March 1, 1997, the Partnership's operations were located in premises of approximately 23,000 square feet owned by, and leased from an affiliate of New Era Funding Corp. ("New Era"), the former managing agent, in Hoffman Estates, Illinois.

LRC occupies approximately 3,800 square feet of office space in Schaumburg, Illinois in a real estate property that is a Recovered Asset (see Part II, Item 8, Note 3) held for the benefit of the Datronic Partnerships.

ITEM 3 - LEGAL PROCEEDINGS

Reference is made to Part II, Item 8, Note 5 for a discussion of material legal proceedings involving the Partnership.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of limited partners during the fourth quarter of the fiscal year covered by this report through the solicitation of proxies or otherwise.

                                    PART II


ITEM 5 - MARKET FOR THE REGISTRANT'S LIMITED PARTNERSHIP UNITS AND RELATED LIMITED PARTNER AND GENERAL PARTNER MATTERS

     Market Information

The Units are not listed on any exchange or national market system, and there is no established public trading market for the Units. To the best of LRC's knowledge, no trading market exists for the Units that would jeopardize the Partnership's status for federal income tax purposes.


As of December 31, 1996, the Partnership estimates that there were approximately 7,125 record owners of Units.

     Distributions

Reference is made to Part II, Item 8, Notes 6 and 7 for a discussion of Classes of Limited Partners and distributions paid to limited partners and the general partner.

ITEM 6 - SELECTED FINANCIAL DATA

The following table sets forth selected financial data as of December 31, 1996, 1995, 1994, 1993, and 1992 and for the five years then ended. The amounts presented as of December 31, 1996, 1995, 1994 and 1993 and for the years then ended are aggregated for all Classes (A, B, and C) of Limited Partners, unless otherwise noted. As indicated in the table, prior to the Settlement on March 4, 1993, there was a single class of limited partner units. This information should be read in conjunction with the financial statements included in Item 8 which also reflects amounts for each of the classes of limited partners.

Statement of Revenue and
 Expenses Data
 (in thousands, except for
  Unit amounts)


                                                               For the years ended December 31,
                                                1996          1995           1994           1993         1992
                                                ----          ----           ----           ----         ----
Total Revenue                                 $ 2,432       $ 2,456        $ 3,102        $ 3,427       $ 6,036

Total Expenses                                  2,768         3,609          5,392          6,431         6,246
                                               ------       -------        -------        -------        ------

Net (loss)                                    $  (336)      $(1,153)       $(2,290)       $(3,004)      $  (210)
                                              =======       =======        =======        =======       =======

Net (loss)
 per Unit                                                                                                $(1.05)
                                                                                                         ======

 Class A                                      $ (3.72)      $ (8.06)      $ (12.28)       $(13.34)
                                              =======       =======       ========        =======
 Class B                                      $ (1.07)      $ (5.03)      $ (11.07)       $(15.34)
                                              =======       =======       ========        =======
 Class C                                      $ (1.07)      $ (5.03)      $ (11.07)       $(15.34)
                                              =======       =======       ========        =======

Distributions per Unit
 (per year)                                                                                             $ 45.00
                                                                                                        =======

 Class A                                      $   -         $  6.25       $  49.71        $ 90.06
                                              =======       =======       ========        =======
 Class B                                      $ 11.30       $ 44.47       $  54.99        $ 48.02
                                              =======       =======       ========        =======
 Class C                                      $ 11.30       $ 44.47       $  54.99        $ 48.02
                                              =======       =======       ========        =======

Weighted average number
 of Units outstanding                                                                                   200,000
                                                                                                        =======

 Class A                                       44,468        44,468         44,468         44,508
                                              =======       =======       ========        =======
 Class B                                      155,489       155,489        155,489        155,449
                                              =======       =======       ========        =======
 Class C                                           20            20             20             20
                                              =======       =======       ========        =======



Balance Sheet Data
------------------
 (in thousands)
                                                                      December 31,
                                              1996           1995         1994            1993         1992
                                              ----           ----         ----            ----         ----
Total assets                                 $10,823        $13,079       $ 21,650        $34,444      $50,707
                                             =======        =======       ========        =======      =======

Total liabilities                            $   537        $   692       $    645        $   289      $ 2,059
                                             =======        =======       ========        =======      =======

Partners' equity                             $10,286        $12,387       $ 21,005        $34,155      $48,648
                                             =======        =======       ========        =======      =======

Book value per Unit                                                                                    $243.24
                                                                                                       =======

        Class A                              $ 59.38        $ 63.10       $  76.92        $139.40
                                             =======        =======       ========        =======
        Class B                              $ 51.48        $ 63.86       $ 113.86        $180.46
                                             =======        =======       ========        =======
        Class C                              $ 57.05        $ 69.43       $ 119.43        $186.03
                                             =======        =======       ========        =======

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents information pertaining to the Partnership's operating results and financial condition.

Results of Operations

Year ended December 31, 1996 compared to year ended December 31, 1995

The Partnership recorded a net loss, in the aggregate for all Classes of Partners, of $335,873 in 1996 ($3.72 loss per Class A Unit and $1.07 loss per Class B and Class C Units), as compared to a net loss of $1,152,800 in 1995 ($8.06 loss per Class A Unit and $5.03 loss per Class B and Class C Units). (Differences between per Unit amounts for Liquidating Limited Partners and Continuing Limited Partners are attributable to income, acquisition costs and expenses associated with investments in new leases (New Investments) since the date of the Settlement on March 4, 1993.) Significant factors influencing the 1996 results from operations included the following:

  - Lease income decreased $882,909 to $720,709 in 1996 compared to $1,603,618 in 1995. The decrease is attributable to the declining lease portfolio during 1996 as compared to 1995 and a $400,000 provision for the return of lease overpayments previously reported as income. These decreases are partially offset by $323,602 of income from transactions with PCR as described in Note 12 to the Partnerships' financial statements included in
    Item 8.

  - Settlement proceeds of $425,938 in 1995 resulted from a settlement with the Datronic Partnerships' former attorneys. See Note 5 to the Partnership's financial statements included in Item 8.

  - Interest income increased $1,285,574 to $1,711,794 in 1996 compared to $426,220 in 1995. The increase is primarily attributable to the early payoff of an installment contract receivable. See Note 10 to the Partnership's financial statements included in Item 8.

  - Amortization of organization and equipment acquisition costs decreased to zero for 1996 compared to $145,888 in 1995 due to these costs becoming fully amortized as of April 1995.

  - Management fees-New Era represent amounts paid to New Era for managing the Partnership on a day-to-day basis. These fees are affected by the amount of leases acquired during the period for Continuing Limited Partners and the amount of service performed for the Partnership. The Management Agreement with New Era was terminated on June 30,1996. See Note 8 to the Partnership's financial statements included in Item 8 for a discussion of the Management Termination Agreement. Management fees-New Era decreased $81,524 to $1,506,648 in 1996 compared to $1,588,172 in 1995. The overall decrease results from a $71,000 decrease in reinvestment fees caused by the cessation of reinvestment in 1995, a decrease in the amount of service provided and the reduced time period in which New Era managed the activities of the Partnership in 1996. These decreases are partially offset by the Partnership's payment of approximately $830,000 in management termination fees and non-compete fees.

  - General Partner's expense reimbursement represents amounts paid to LRC for expenses incurred in its capacity as general partner in excess of general partner distributions. As further detailed in Note 6 to the Partnership's financial statements included in Item 8, during 1996 the Partnership paid LRC an aggregate of $721,029 consisting of general partner expense reimbursement of $712,459 and general partners distributions of $8,570. During 1995 the Partnership paid LRC an aggregate of $632,566 consisting of general partner expense reimbursement of $528,905 and general partners distributions of $103,661. Accordingly, aggregate payments to LRC increased $88,463 to $721,029 in 1996 as compared to $632,566 in 1995. The increase results from expenses of approximately $381,000 incurred to manage the day-to-day operations of the Partnership beginning July 1, 1996 due to the termination of the management agreement with New Era, described above, partially offset by $188,021 received from LRC by the Partnership as a reimbursement from CRCA of CRCA expenses previously incurred by LRC and charged to the Partnership and a credit of $74,275 received from LRC applied against the General Partner's expense reimbursement representing the Partnership's interest in the prepayment of amounts due under a management and consulting contract with PCR (see Note 12 to the Partnership's financial statements included in Item 8), and an overall decrease in all other expenses of approximately $30,000.

  - Professional fees-Litigation decreased $129,875 to $340,469 in 1996 from $470,344 in 1995. This decrease is primarily due to the fees paid in 1995 in connection with the settlement with the Partnership's former attorneys. See Note 5 to the Partnership's financial statements included in Item 8.

  - Professional fees-Other decreased $110,419 to $207,277 in 1996 from $317,696 in 1995. This decrease is primarily due to decreases in legal fees related to collection matters of $91,359 and consulting fees of $19,060.

  - Other operating expenses decreased by $44,439 to $64,198 in 1996 as compared to $108,637 in 1995. This decrease is primarily due to decreases in equipment sale losses.

  - The $154,655 credit for lease losses in 1996 reflects recoveries on the Masterlease with CRCA. See Note 12 to the Partnership's financial statements included in Item 8. The $150,000 provision in 1995 results from Management's ongoing assessment of potential losses inherent in the lease portfolio.

  - Provision for loss on Diverted and other assets decreased $206,954 to $91,980 in 1996 from $298,934 in 1995. The provisions for loss are attributable to the Partnership's share of a decline in the estimated net realizable value of Recovered Assets. See Note 3 to the Partnership's financial statements included in Item 8.

Year ended December 31, 1995 compared to year ended December 31, 1994

The Partnership recorded a net loss, in the aggregate for all Classes of Partners, of $1,152,800 in 1995 ($8.06 loss per Class A Unit and $5.03 loss per Class B and Class C Units), as compared to a net loss of $2,290,499 in 1994 ($12.28 loss per Class A Unit and $11.07 loss per Class B and Class C Units). (Differences between per Unit amounts for Liquidating Limited Partners and Continuing Limited Partners are attributable to income, acquisition costs and expenses associated with investments in new leases (New Investments) since the date of the Settlement on March 4, 1993.) Significant factors influencing the 1995 results from operations included the following:

  - Lease income decreased $1,134,896 to $1,603,618 in 1995 compared to $2,738,514 in 1994. The decrease is attributable to the declining lease portfolio during 1995 as compared to 1994.

  - Settlement proceeds of $425,938 resulted from a settlement with the Datronic Partnerships former attorneys. See Note 5 to the Partnership's financial statements included in Item 8.

  - Interest income increased $62,464 to $426,220 in 1995 compared to $363,756 in 1994. The increase is primarily attributable to the full recognition of interest income on an installment contract receivable beginning in January 1995. Prior to January 1995, interest on the installment contract receivable was not fully recorded because the full realizability of the principal amount was not assured.

  - Amortization of organization and equipment acquisition costs decreased $1,119,823 to $145,888 in 1995 from $1,265,711 in 1994 because these costs became fully amortized as of April 1995.

  - Management fees-New Era represent amounts paid to New Era for managing the Partnership on a day-to-day basis. Management fees-New Era decreased $318,121 to $1,588,172 in 1995 compared to $1,906,293 in 1994. These fees are affected by the amount of leases acquired during the period for Continuing Limited Partners and the amount of service performed for the Partnership. See Note 8 to the Partnership's financial statements included in Item 8 for a description of responsibilities, basis of compensation and amounts paid in 1995 and 1994.

  - General Partner's expense reimbursement represents amounts paid to LRC for expenses incurred in its capacity as general partner of the Partnership in excess of distributions of 1% of Cash Flow Available for Distribution . Such amounts are paid in accordance with the Settlement. General Partner's expense reimbursement decreased $17,689 to $528,905 in 1995 compared to $546,594 in 1994. LRC's expenses are allocated to the Partnerships for which LRC's activities are most directly performed.

  - Professional fees-Litigation of $470,344 in 1995 and $375,756 in 1994 are fees paid in connection with the Partnership's litigation discussed in Note 5 to the Partnership's financial statements included in Item 8.

  - Professional fees-Other decreased $93,297 to $317,696 in 1995 from $410,993 in 1994. This decrease is primarily due to decreases in legal fees-collections of $19,948, audit fees of $17,408, consulting fees of $33,547 and other legal matters of $22,394.

  - The provision for lease losses decreased by $411,870 to $150,000 in 1995 compared to $561,870 in 1994. This decrease is a result of Management's ongoing assessment of potential losses inherent in the lease portfolio.

  - Provision for loss on Diverted and other assets increased $151,766 to $298,934 in 1995 from $147,168 in 1994. The provisions for loss are attributable to the Partnership's share of a decline in the estimated net realizable value of Recovered Assets. See Note 3 to the Partnership's financial statements included in Item 8.

Financial Condition at December 31, 1996

The Partnership's operating activities were initially funded by limited partner contributions. The Partnership closed its public offering on April 12, 1990 after raising $99,999,500 in gross proceeds from limited partners.

During 1996, Partnership assets continued to be converted to cash in order to, generally, pay Partnership operating expenses and distributions to limited partners.

During 1996, the Partnership's cash and cash equivalents increased by $2,933,841 to $6,343,472 at December 31, 1996 from $3,409,631 at December 31,
1995. This increase is primarily due to cash receipts from collections on leases of approximately $4.3 million, installment contracts receivable of approximately $969,000 and a release of restricted cash of $90,612. This increase is partially offset by negative cash flow from operations of $613,717, and distributions to partners of approximately $1.8 million (including approximately $9,000 to LRC).

During 1996, the Partnership's investment in installment contracts receivable decreased by $968,866 to zero at December 31, 1996. This decrease is due to early payoff of this receivable. See Note 10 to the Partnership's financial statements included in Item 8.

During 1996, the Partnership's net investment in direct financing leases decreased by $4,099,247 to $3,015,876 at December 31, 1996 from $7,115,123 at
December 31, 1995. This decrease is primarily attributable to principal collections of approximately $4.3 million, partially offset by a credit for lease losses of $154,655.

During 1996, Diverted and other assets, net, decreased by $91,980 to $1,403,546 at December 31, 1996 from $1,495,526 at December 31, 1995. This decrease is attributable to a decline in the estimated net realizable value of the Recovered Assets held for the benefit of the Partnerships. See Note 3 to the Partnership's financial statements included in Item 8.

Restricted cash decreased by $90,612 to zero at December 31, 1996 due to the removal of claims against such cash (see Note 4 to the Partnership's financial statements included in Item 8) and distribution of such cash to the Partnership with interest in June 1996.

Lessee rental deposits decreased $138,490 resulting from payments made to lessees.

Partners' equity decreased approximately $2.1 million during 1996 due to distributions to partners of approximately $1.8 million and a net loss for the year of approximately $336,000.


Liquidity and Capital Resources

The Partnership's sources of liquidity on both a long-term and short-term basis are expected to come principally from cash-on-hand and cash receipts from lessees under leases owned by the Partnership. In addition, the Partnership's sources of liquidity on a long-term basis are expected to include proceeds from the sale of other assets of the Partnership including, without limitation, Diverted and other assets and portions of the Partnership's lease portfolios which may be sold in bulk. Management believes that its sources of liquidity in the short and long-term are sufficient to meet its operating cash obligations and provide for the ongoing pursuit of litigation and an orderly liquidation of the Partnership. Distributions to Class A Limited Partners were suspended after the July 1, 1995 distribution and distributions to the Class B and C Limited Partners were suspended after the April 1, 1996 distribution. In the event the Partnership accumulates funds in excess of those required for the ongoing pursuit of litigation and an orderly liquidation of the Partnership, distributions will be made at the appropriate time.

During 1996, the Partnership's operating activities resulted in a use of $613,717 of cash. This was due primarily to a net loss of $335,873, increased by a non-cash credit provision for lease losses of $154,655, decreases in accounts payable, lessee rental deposits and due to/from management company of $215,169 partially offset by a non-cash provision for loss on Diverted and other assets of $91,980. During the period, cash flows from investing activities totalled $5,313,380 relating primarily to principal collections on leases of $4,253,902, collections on installment contracts receivable of $968,866 and the release of restricted cash in the amount of $90,612. Cash flows used for financing activities during 1996 of $1,765,822 consisted of distributions to limited partners of $1,757,252 and to the general partner of $8,570.

The continued operation and eventual liquidation of the Partnership involves numerous complex issues which have to be resolved. These issues relate to the timing and realizability of lease-related assets, Diverted and other assets, Datronic Assets, litigation and the liquidation of the other Datronic Partnerships (see Notes 3, 5 and 9 to the Partnership's financial statements included in Item 8). These issues make it difficult to predict the time and costs necessary to operate and liquidate the Partnership in an orderly manner. As a result of these uncertainties, it is not possible to predict the timing and availability of cash for future distributions to Limited Partners.
However, it is likely that the amount of future distributions, if any, to the Limited Partners will be significantly less than the amount of Partners' Equity reflected in the December 31, 1996 Balance Sheets (see financial statements included in Item 8).

Impact of Inflation and Changing Prices

Inflation is not expected to have any significant direct, determinable effect on the Partnership's business or financial condition.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                                              Page(s)
                                                                                              -------
Audited Financial Statements:

    Report of Independent Accountants                                                          13-14

    Balance Sheets
        In Total for All Classes
        of Limited Partners at December 31,
        1996 and 1995                                                                           15

        By Class of Limited Partner
          December 31, 1996                                                                     16

          December 31, 1995                                                                     17

    Statements of Revenue and Expenses
        In Total for All Classes of Limited Partners
        for the years ended December 31,
        1996, 1995 and 1994                                                                     18

        By Class of Limited Partner for the years ended
          December 31, 1996                                                                     19

          December 31, 1995                                                                     20

          December 31, 1994                                                                     21

    Statements of Changes in Partners' Equity
        for the years ended December 31,
        1996, 1995 and 1994                                                                     22

    Statements of Cash Flows
        In Total for All Classes of Limited Partners
        for the years ended December 31,
        1996, 1995 and 1994                                                                     23

        By Class of Limited Partner for the years ended
          December 31, 1996                                                                     24

          December 31, 1995                                                                     25

          December 31, 1994                                                                     26

    Notes to Financial Statements                                                              27-49


                          INDEPENDENT AUDITORS' REPORT



The Partners of Datronic
Equipment Income Fund XVIII, L.P.

We have audited the accompanying balance sheets in total for all classes of limited partners of DATRONIC EQUIPMENT INCOME FUND XVIII, L.P. ("the Partnership") as of December 31, 1996 and 1995 and the related statements of revenue and expenses in total for all classes of limited partners, of changes in partners' equity and of cash flows in total for all classes of limited partners for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 1996 and 1995, and the results of its operations in total for all classes of limited partners and its cash flows in total for all classes of limited partners for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the Partnership's financial statements taken as a whole. As described in Note 2, the accounting records of the Partnership are maintained to reflect the interests of each of the classes of limited partners. Additional information consisting of the balance sheets by class of limited partner as of December 31, 1996 and 1995, the statements of revenue and expenses by class of limited partner and the statements of cash flows by class of limited partner for the three years in the period ended December 31, 1996 have been prepared by management solely for the information of the limited partners and are not a required part of the financial statements. This additional information has been subjected to the auditing procedures applied in the audit of the Partnership's financial statements and, in our opinion, has been allocated to the respective classes of limited partners in accordance with the terms of the Amended Partnership Agreement described in Note 6 and is fairly stated in all material respects in relation to the Partnership's financial statements taken as a whole.

As explained more fully in Note 3, the former President and Majority Stockholder of Datronic Rental Corporation ("DRC"), the general partner of the Partnership until March 4, 1993, and others are alleged to have diverted, for their benefit, approximately $13 million from the Partnership and related entities--Datronic Equipment Income Funds XVI, XVII, XIX, XX, L.P., Datronic Finance Income Fund I, L.P. and Transamerica Equipment Leasing Income Fund, L.P. (collectively "the Partnerships"). Substantially all of the assets known to have been improperly acquired with the diverted funds have been recovered for the benefit of the Partnerships.




Altschuler, Melvoin and Glasser LLP

Chicago, Illinois
March 12, 1997

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                                 BALANCE SHEETS
                  IN TOTAL FOR ALL CLASSES OF LIMITED PARTNERS


                                                                           December 31,
                                                                        -----------------


                                                                   1996                  1995
                                                                   ----                  ----

ASSETS

Cash and cash equivalents                                     $  6,343,472           $ 3,409,631
Due from management company                                         59,676                  -
Installment contracts receivable                                      -                  968,866
Net investment in direct
  financing leases                                               3,015,876             7,115,123
Diverted and other assets, net                                   1,403,546             1,495,526
Restricted cash                                                       -                   90,612
Datronic assets, net                                                  -                     -
                                                              ------------          ------------

                                                              $ 10,822,570           $13,079,758
                                                              ============           ===========


LIABILITIES AND PARTNERS' EQUITY

Accounts payable and
  accrued expenses                                            $    291,816           $   308,545
Lessee rental deposits                                             245,160               383,650
Due to management company                                            -                       274
                                                              ------------           -----------

     Total liabilities                                             536,976               692,469

Total partners' equity                                          10,285,594            12,387,289
                                                              ------------           -----------

                                                              $ 10,822,570           $13,079,758
                                                              ============           ===========





                See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                                 BALANCE SHEETS
                          By Class of Limited Partner



                                                                     December 31, 1996
                                                    ----------------------------------------------------

                                                     Liquidating         Continuing
                                                       Limited            Limited
                                                       Partners           Partners            Total
                                                       --------           --------            -----

ASSETS

Cash and cash equivalents                            $  2,357,430       $  3,986,042       $  6,343,472
Due from management company                                12,674             47,002             59,676
Net investment in direct
  financing leases                                          4,491          3,011,385          3,015,876
Diverted and other assets, net                            312,149          1,091,397          1,403,546
Datronic assets, net                                         -                  -                  -
                                                     ------------       ------------       ------------
                                                     $  2,686,744       $  8,135,826       $ 10,822,570
                                                     ============       ============       ============


LIABILITIES AND PARTNERS' EQUITY

Accounts payable and
  accrued expenses                                   $     57,989       $    233,827       $    291,816
Lessee rental deposits                                     45,101            200,059            245,160
                                                     ------------       ------------       ------------

     Total liabilities                                    103,090            433,886            536,976

Total partners' equity                                  2,583,654          7,701,940         10,285,594
                                                     ------------       ------------       ------------

                                                     $  2,686,744       $  8,135,826       $ 10,822,570
                                                     ============       ============       ============





                See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                                 BALANCE SHEETS
                          By Class of Limited Partner



                                                                     December 31, 1995
                                                    ----------------------------------------------------

                                                      Liquidating          Continuing
                                                        Limited             Limited
                                                        Partners            Partners           Total
                                                        --------            --------           -----

ASSETS

Cash and cash equivalents                              $1,977,211        $ 1,432,420        $ 3,409,631
Installment contracts receivable                          215,476            753,390            968,866
Net investment in direct
  financing leases                                        343,356          6,771,767          7,115,123
Diverted and other assets, net                            332,605          1,162,921          1,495,526
Restricted cash                                            20,152             70,460             90,612
Datronic assets, net                                         -                  -                  -
                                                       ----------        -----------        -----------

                                                       $2,888,800        $10,190,958        $13,079,758
                                                       ==========        ===========        ===========


LIABILITIES AND PARTNERS' EQUITY

Accounts payable and
  accrued expenses                                     $   62,398        $   246,147        $   308,545
Lessee rental deposits                                     75,612            308,038            383,650
Due to management company                                      62                212                274
                                                       ----------        -----------        -----------

     Total liabilities                                    138,072            554,397            692,469

Total partners' equity                                  2,750,728          9,636,561         12,387,289
                                                       ----------        -----------        -----------

                                                       $2,888,800        $10,190,958        $13,079,758
                                                       ==========        ===========        ===========





                See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                  IN TOTAL FOR ALL CLASSES OF LIMITED PARTNERS



                                                                 For the years ended December 31,
                                                    ----------------------------------------------------
                                                          1996               1995              1994
                                                          ----               ----              ----
Revenue:
  Lease income                                       $    720,709        $ 1,603,618        $ 2,738,514
  Settlement proceeds                                        -               425,938               -
  Interest income                                       1,711,794            426,220            363,756
                                                     ------------        -----------        -----------

                                                        2,432,503          2,455,776          3,102,270
                                                     ------------        -----------        -----------

Expenses:
  Amortization of organization and
    equipment acquisition costs                              -               145,888          1,265,711
  Management fees-New Era                               1,506,648          1,588,172          1,906,293
  General Partner's expense
    reimbursement                                         712,459            528,905            546,594
  Professional fees-Litigation                            340,469            470,344            375,756
  Professional fees-Other                                 207,277            317,696            410,993
  Other operating expenses                                 64,198            108,637            178,384
  Provision (credit) for
    lease losses                                         (154,655)           150,000            561,870
  Provision for loss on
    Diverted and other assets                              91,980            298,934            147,168
                                                     ------------        -----------        -----------

                                                        2,768,376          3,608,576          5,392,769
                                                     ------------        -----------        -----------

Net loss                                             $   (335,873)       $(1,152,800)       $(2,290,499)
                                                     ============        ===========        ===========

Net loss-General Partner                             $     (3,359)       $   (11,528)       $   (22,905)
                                                     ============        ===========        ===========

Net loss-Limited Partners                            $   (332,514)       $(1,141,272)       $(2,267,594)
                                                     ============        ===========        ===========





                See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                          BY CLASS OF LIMITED PARTNER
                      For the year ended December 31, 1996


                                                       Liquidating         Continuing
                                                         Limited            Limited
                                                         Partners           Partners            Total
                                                         --------           --------            -----
Revenue:
  Lease income                                          $   33,318          $  687,391        $  720,709
  Interest income                                          354,821           1,356,973         1,711,794
                                                        ----------          ----------        ----------

                                                           388,139           2,044,364         2,432,503
                                                        ----------          ----------        ----------


Expenses:
  Management fees-New Era                                  308,322           1,198,326         1,506,648
  General Partner's expense
     reimbursement                                         155,152             557,307           712,459
  Professional fees-Litigation                              75,720             264,749           340,469
  Professional fees-Other                                   43,939             163,338           207,277
  Other operating expenses                                  13,819              50,379            64,198
  Credit for lease losses                                  (62,195)            (92,460)         (154,655)
  Provision for loss on
    Diverted and other assets                               20,456              71,524            91,980
                                                        ----------          ----------        ----------

                                                           555,213           2,213,163         2,768,376
                                                        ----------          ----------        ----------

Net loss                                                $ (167,074)         $ (168,799)       $ (335,873)
                                                        ==========          ==========        ==========

Net loss-General Partner                                $   (1,671)         $   (1,688)       $   (3,359)
                                                        ==========          ==========        ==========

Net loss-Limited Partners                               $ (165,403)         $ (167,111)       $ (332,514)
                                                        ==========          ==========        ==========

Net loss per limited
  partnership unit                                          $(3.72)            $ (1.07)
                                                            ======             =======

Weighted average number of limited
   partnership units outstanding                            44,468             155,509
                                                            ======             =======





                See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                          BY CLASS OF LIMITED PARTNER
                      For the year ended December 31, 1995


                                                      Liquidating         Continuing
                                                        Limited            Limited
                                                        Partners           Partners            Total
                                                        --------           --------            -----
Revenue:
  Lease income                                         $  144,393        $ 1,459,225        $ 1,603,618
  Settlement proceeds                                      94,729            331,209            425,938
  Interest income                                          84,450            341,770            426,220
                                                       ----------        -----------        -----------

                                                          323,572          2,132,204          2,455,776
                                                       ----------        -----------        -----------


Expenses:
  Amortization of organization
    and equipment acquisition costs                        32,445            113,443            145,888
  Management fees-New Era                                 279,423          1,308,749          1,588,172
  General Partner's
    expense reimbursement                                 117,628            411,277            528,905
  Professional fees-Litigation                            104,605            365,739            470,344
  Professional fees-Other                                  65,468            252,228            317,696
  Other operating expenses                                 19,458             89,179            108,637
  Provision for lease losses                                 -               150,000            150,000
  Provision for loss on
    Diverted and other assets                              66,483            232,451            298,934
                                                       ----------         ----------        -----------

                                                          685,510          2,923,066          3,608,576
                                                       ----------         ----------        -----------

Net loss                                               $ (361,938)        $ (790,862)       $(1,152,800)
                                                       ==========         ==========        ===========

Net loss-General Partner                               $   (3,619)        $   (7,909)       $   (11,528)
                                                       ==========         ==========        ===========

Net loss-Limited Partners                              $ (358,319)        $ (782,953)       $(1,141,272)
                                                       ==========         ==========        ===========

Net loss per limited partnership
  unit                                                     $(8.06)            $(5.03)
                                                           ======             ======

Weighted average number
  of limited partnership
  units outstanding                                        44,468            155,509
                                                          =======            =======





                See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                          BY CLASS OF LIMITED PARTNER
                      For the year ended December 31, 1994


                                                     Liquidating         Continuing
                                                       Limited            Limited
                                                       Partners           Partners           Total
                                                       --------           --------           -----
Revenue:
  Lease income                                       $    372,561        $ 2,365,953        $ 2,738,514
  Interest income                                          76,482            287,274            363,756
                                                     ------------        -----------        -----------

                                                          449,043          2,653,227          3,102,270
                                                     ------------        -----------        -----------


Expenses:
  Amortization of organization
    and equipment acquisition costs                       281,494            984,217          1,265,711
  Management fees-New Era                                 321,419          1,584,874          1,906,293
  General Partner's
    expense reimbursement                                 121,563            425,031            546,594
  Professional fees-Litigation                             83,568            292,188            375,756
  Professional fees-Other                                  90,307            320,686            410,993
  Other operating expenses                                 37,874            140,510            178,384
  Provision for lease losses                               31,704            530,166            561,870
  Provision for loss on
    Diverted and other assets                              32,730            114,438            147,168
                                                     ------------        -----------        -----------

                                                        1,000,659          4,392,110          5,392,769
                                                     ------------        -----------        -----------

Net loss                                             $   (551,616)       $(1,738,883)       $(2,290,499)
                                                     ============        ===========        ===========

Net loss-General Partner                             $     (5,516)       $   (17,389)       $   (22,905)
                                                     ============        ===========        ===========

Net loss-Limited Partners                            $   (546,100)       $(1,721,494)       $(2,267,594)
                                                     ============        ===========        ===========

Net loss per limited partnership
  unit                                                    $(12.28)           $(11.07)
                                                          =======            =======

Weighted average number
  of limited partnership
  units outstanding                                        44,468            155,509
                                                          =======            =======





                See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                   STATEMENTS OF CHANGES IN PARTNERS' EQUITY


                                                               Liquidating       Continuing
                                                General          Limited          Limited            Total
                                               Partner's        Partners'        Partners'         Partners'
                                                Equity            Equity           Equity           Equity
                                                ------            ------           ------           ------
Balance, December 31, 1993                    $    -           $ 6,182,746      $ 27,971,712    $ 34,154,458


  Distributions to partners                     (99,843)        (2,216,063)       (8,543,275)    (10,859,181)

  Net loss                                      (22,905)          (546,100)       (1,721,494)     (2,290,499)
  Allocation of General Partner's
    Equity                                      122,748            (20,551)         (102,197)           -
                                              ---------        -----------      ------------    ------------

Balance, December 31, 1994                         -             3,400,032        17,604,746      21,004,778
                                              ---------        -----------      ------------    ------------

  Distributions to partners                    (103,661)          (277,925)       (7,083,103)     (7,464,689)

  Net loss                                      (11,528)          (358,319)         (782,953)     (1,152,800)
  Allocation of General Partner's
    Equity                                      115,189            (13,060)         (102,129)           -
                                              ---------        -----------      ------------    ------------

Balance, December 31, 1995                         -             2,750,728         9,636,561      12,387,289
                                              ---------        -----------      ------------    ------------

  Distributions to partners                      (8,570)              -           (1,757,252)     (1,765,822)

  Net loss                                       (3,359)          (165,403)         (167,111)       (335,873)
  Allocation of General Partner's
    Equity                                       11,929             (1,671)          (10,258)           -
                                              ---------        -----------      ------------    ------------




Balance, December 31, 1996                    $   -            $ 2,583,654      $  7,701,940    $ 10,285,594
                                              =========        ===========      ============    ============





                See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                            STATEMENTS OF CASH FLOWS
                  IN TOTAL FOR ALL CLASSES OF LIMITED PARTNERS


                                                                    For the years ended December 31,
                                                      -------------------------------------------------------
                                                           1996                1995                 1994
                                                           ----                ----                 ----
Cash flows from operating activities:
  Net loss                                            $   (335,873)        $ (1,152,800)         $(2,290,499)
  Adjustments to reconcile net loss
    to net cash used in operating activities:
      Amortization expense                                    -                 145,888            1,265,711
      Provision (credit) for lease losses                 (154,655)             150,000              561,870
      Provision for loss on
        Diverted and other assets                           91,980              298,934              147,168
      Changes in assets and liabilities:
        Accounts payable and accrued expenses              (16,729)              55,676               94,051
        Lessee rental deposits                            (138,490)              21,774               31,021
        Due to/from management company                     (59,950)             (30,234)              23,295
                                                      ------------         ------------          -----------

                                                         ( 613,717)            (510,762)            (167,383)
                                                      ------------         ------------          -----------
Cash flows from investing activities:
  Purchases of lease receivables                              -              (2,834,959)          (4,221,414)
  Principal collections on leases                        4,253,902            7,550,809           11,383,921
  Sale of leases                                              -               1,336,058            2,487,540
  Distribution of Diverted and other assets                   -                 552,498                 -
  Distribution of Datronic assets                             -                  86,639              114,946
  Release of restricted cash                                90,612                 -                    -
  Principal collections on
    installment contracts receivable                       968,866              572,844              594,437
                                                      ------------         ------------          -----------

                                                         5,313,380            7,263,889           10,359,430
                                                      ------------         ------------          -----------
Cash flows from financing activities:
  Distributions to Limited Partners                     (1,757,252)          (7,361,028)         (10,759,338)
  Distributions to General Partner                          (8,570)            (103,661)             (99,843)
                                                      ------------         ------------          -----------

                                                        (1,765,822)          (7,464,689)         (10,859,181)
                                                      ------------         ------------          -----------

Net increase (decrease) in
  cash and cash equivalents                              2,933,841             (711,562)            (667,134)
Cash and cash equivalents:
  Beginning of year                                      3,409,631            4,121,193            4,788,327
                                                      ------------         ------------          -----------

  End of year                                         $  6,343,472         $  3,409,631          $ 4,121,193
                                                      ============         ============          ===========





                See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                            STATEMENTS OF CASH FLOWS
                          BY CLASS OF LIMITED PARTNER
                      For the year ended December 31, 1996



                                                         Liquidating       Continuing
                                                           Limited          Limited
                                                           Partners         Partners           Total
                                                           --------         --------           -----
Cash flows from operating activities:
  Net loss                                                $ (167,074)    $  (168,799)     $  (335,873)
  Adjustments to reconcile net loss
    to net cash used in operating activities:
      Credit for lease losses                                (62,195)        (92,460)        (154,655)
      Provision for loss on
        Diverted and other assets                             20,456          71,524           91,980
      Changes in assets and liabilities:
        Accounts payable and accrued
          expenses                                            (4,409)        (12,320)         (16,729)
        Lessee rental deposits                               (30,511)       (107,979)        (138,490)
        Due to management company                            (12,736)        (47,214)         (59,950)
                                                          -----------    -----------      -----------
                                                            (256,469)       (357,248)        (613,717)
                                                          ----------     -----------      -----------
Cash flows from investing activities:
  Principal collections on leases                            401,060       3,852,842        4,253,902
  Release of restricted cash                                  20,152          70,460           90,612
  Principal collections on
    installment contracts receivable                         215,476         753,390          968,866
                                                          ----------     -----------      -----------

                                                             636,688       4,676,692        5,313,380
                                                          ----------     -----------      -----------

Cash flows from financing activities:
  Distributions to limited
    partners                                                    -         (1,757,252)      (1,757,252)
  Distributions to General Partner                              -             (8,570)          (8,570)
                                                          ----------     -----------      -----------

                                                                -         (1,765,822)      (1,765,822)
                                                          ----------     -----------      -----------

Net increase in cash and
  cash equivalents                                           380,219       2,553,622        2,933,841
Cash and cash equivalents:
  Beginning of year                                        1,977,211       1,432,420        3,409,631
                                                          ----------     -----------      -----------

  End of year                                             $2,357,430     $ 3,986,042      $ 6,343,472
                                                          ==========     ===========      ===========





                See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                            STATEMENTS OF CASH FLOWS
                          BY CLASS OF LIMITED PARTNER
                      For the year ended December 31, 1995


                                                         Liquidating       Continuing
                                                           Limited          Limited
                                                           Partners         Partners           Total
                                                           --------         --------           -----
Cash flows from operating activities:
  Net loss                                                $ (361,938)    $  (790,862)     $(1,152,800)
  Adjustments to reconcile net loss
    to net cash used in operating activities:
      Amortization expense                                    32,445         113,443          145,888
      Provision for lease losses                                -            150,000          150,000
      Provision for loss on Diverted and other assets         66,483         232,451          298,934
      Changes in assets and liabilities:
        Accounts payable and accrued expenses                 16,620          39,056           55,676
        Lessee rental deposits                                  (116)         21,890           21,774
        Due to management company                                (16)        (30,218)         (30,234)
                                                          ----------     -----------      -----------
                                                            (246,522)       (264,240)        (510,762)
                                                          ----------     -----------      -----------
Cash flows from investing activities:
  Purchases of lease receivables                                -         (2,834,959)      (2,834,959)
  Principal collections on leases                          1,087,596       6,463,213        7,550,809
  Sales of leases                                             35,267       1,300,791        1,336,058
  Distribution of Diverted and other assets                  122,875         429,623          552,498
  Distribution of Datronic assets                             19,269          67,370           86,639
  Principal collections on installment
   contracts receivable                                      127,400         445,444          572,844
                                                          ----------     -----------      -----------

                                                           1,392,407       5,871,482        7,263,889
                                                          ----------     -----------      -----------

Cash flows from financing activities:
  Distributions to limited partners                         (277,925)     (7,083,103)      (7,361,028)
  Distributions to General Partner                            (9,440)        (94,221)        (103,661)
                                                          ----------     -----------      -----------

                                                            (287,365)     (7,177,324)      (7,464,689)
                                                          ----------     -----------      -----------
Net increase (decrease) in cash and
  cash equivalents                                           858,520      (1,570,082)        (711,562)
Cash and cash equivalents:
  Beginning of year                                        1,118,691       3,002,502        4,121,193
                                                          ----------     -----------      -----------

  End of year                                             $1,977,211     $ 1,432,420      $ 3,409,631
                                                          ==========     ===========      ===========





                See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                            STATEMENTS OF CASH FLOWS
                          BY CLASS OF LIMITED PARTNER
                      For the year ended December 31, 1994



                                                         Liquidating       Continuing
                                                           Limited          Limited
                                                           Partners         Partners           Total
                                                           --------         --------           -----
Cash flows from operating activities:
  Net loss                                              $  ( 551,616)    $(1,738,883)     $(2,290,499)
  Adjustments to reconcile net loss
    to net cash provided by (used in)
    operating activities:
      Amortization expense                                   281,778         983,933        1,265,711
      Provision for lease losses                              31,704         530,166          561,870
      Provision for loss on
        Diverted and other assets                             32,730         114,438          147,168
      Changes in assets and liabilities:
        Accounts payable and accrued
          expenses                                             9,130          84,921           94,051
        Lessee rental deposits                                 4,656          26,365           31,021
        Due to management company                               (320)         23,615           23,295
                                                         -----------      ----------      -----------
                                                            (191,938)         24,555         (167,383)
                                                         -----------      ----------      -----------
Cash flows from investing activities:
  Purchases of lease receivables                                -         (4,221,414)      (4,221,414)
  Principal collections on lease receivables               2,020,107       9,363,814       11,383,921
  Sales of leases                                            125,278       2,362,262        2,487,540
  Distribution of Diverted and other assets                      499            (499)            -
  Distribution of Datronic assets                             25,604          89,342          114,946
  LeaseFirst cash from lease collections                          18             (18)            -
  Principal collections on
    installment contracts receivable                         132,630         461,807          594,437
                                                         -----------     -----------      -----------

                                                           2,304,136       8,055,294       10,359,430
                                                         -----------     -----------      -----------

Cash flows from financing activities:
  Distributions to limited
    partners                                              (2,216,063)     (8,543,275)     (10,759,338)
  Distributions to General Partner                           (15,057)        (84,786)         (99,843)
                                                         -----------     -----------     ------------

                                                          (2,231,120)     (8,628,061)     (10,859,181)
                                                         -----------     -----------     ------------

Net decrease in cash and
  cash equivalents                                          (118,922)       (548,212)        (667,134)
Cash and cash equivalents:
  Beginning of year                                        1,237,613       3,550,714        4,788,327
                                                         -----------     -----------     ------------

  End of year                                            $ 1,118,691     $ 3,002,502     $  4,121,193
                                                         ===========     ===========     ============





                See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                         NOTES TO FINANCIAL STATEMENTS
                       DECEMBER 31, 1996, 1995, AND 1994


NOTE 1 - ORGANIZATION:

Datronic Equipment Income Fund XVIII, L.P., a Delaware Limited Partnership (the "Partnership"), was formed on April 12, 1989 for the purpose of acquiring and leasing both high- and low-technology equipment.

Concurrent with the commencement of the Liquidating Phase of the Partnership on April 12, 1995, the Partnership ceased new investment in equipment and began the orderly liquidation of all Partnership assets.

Datronic Rental Corporation ("DRC" or "Datronic") was the general partner of the Partnership through March 4, 1993 and, as such, managed and controlled all of the Partnership's day-to-day operations. DRC was also the general partner of the following public limited partner income funds: Datronic Equipment Income Funds XVI, XVII, XIX, and XX and Datronic Finance Income Fund I (herein referred to as "Fund XVI", "Fund XVII", "Fund XIX", "Fund XX" and "Finance Fund I", respectively, and collectively, along with the Partnership, the "Datronic Partnerships"). DRC served as co-general partner of Transamerica Equipment Leasing Income Fund, L.P. ("TELIF"), which was formed to acquire identified equipment and leases.

In connection with a partial settlement of a class action lawsuit (see Note 5), DRC was replaced by Lease Resolution Corporation ("LRC") as the general partner of the Partnership on March 4, 1993. LRC is a Delaware non-stock corporation formed for the sole purpose of acting as the general partner of the Datronic Partnerships.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  BASIS OF FINANCIAL STATEMENTS - The accounting records of the Partnership are being maintained to reflect the interests of each of the classes of limited partners (see Note 6). Each class of limited partner is not a separate legal entity holding title to individual assets nor the obligor of individual liabilities. Accordingly, assets allocated to a specific class of limited partner are available to settle claims of the Partnership as a whole. Additional information consisting of the balance sheets by class of limited partners as of December 31, 1996 and 1995, the statements of revenue and expenses by class of limited partner and the statements of cash flows by class of limited partners for the three years ended December 31, 1996 have been prepared to present

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


allocations of the various categories of assets, liabilities, revenue, expenses and cash flows of the Partnership to each of the classes of limited partners in accordance with the Amended Partnership Agreement. In addition, the general partner's equity has been allocated to each class of limited partner for purposes of additional information because, the equity attributable to the general partner will be allocated to the limited partners upon final dissolution of the Partnership. For purposes of this additional information, the interests of the Class B and Class C Limited Partners have been combined as "Continuing Limited Partners." At December 31, 1996, the amounts per Unit relating to these two classes are identical with the exception that the per Unit value of Class C Limited Partners is $5.57 per Unit higher than the Class B Limited Partners because in accordance with the 1993 Settlement further described in Note 5, Class Counsel fees and expenses related to the Settlement, net of Datronic Assets, were not allocated to the Class C Limited Partners (see Notes 5 and 9).

  CASH EQUIVALENTS - Cash equivalents are stated at cost, which approximates market, and consist of overnight investments and amounts due (to)from the general partner (LRC) and other Datronic Partnerships.

  NET INVESTMENT IN DIRECT FINANCING LEASES - Net investment in direct financing leases consists of the present value of future minimum lease payments and residuals under non-cancelable lease agreements. Residuals are valued at the estimated fair market value of the underlying equipment at lease termination.

The Partnership's undivided interest in a lease portfolio owned by the Partnership, Fund XVII, Fund XIX and TELIF is accounted for under the pro rata consolidation method (i.e., the Partnership's pro rata share of the assets, liabilities, revenues and expenses of the lease portfolio is included in the Partnership's financial statements).

Leases are classified as non-performing when it is determined that the only remaining course of collection is litigation. All balances relating to the lease are netted together and no further income is accrued when a lease is classified as non-performing.

Lease income includes interest earned on the present value of lease payments and residuals (recognized over the term of the lease to yield a constant periodic rate of return), late fees, and other lease related items.

  ALLOWANCE FOR LEASE LOSSES - An allowance is recorded to reflect estimated losses inherent in the existing portfolio of leases.

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


Additions to the allowance are made by means of a provision for lease losses, which is charged to expense. Credit losses are deducted from the allowance.

 DUE TO (FROM) GENERAL PARTNER AND OTHER DATRONIC PARTNERSHIPS - In the ordinary course of the Partnership's day-to-day operations, there are occasions when the general partner and/or other Datronic Partnerships owed amounts to and are owed amounts from the Partnership. It is the Partnership's policy not to charge (credit) interest on these payable (receivable) balances and to include them as cash equivalents.

  NET EARNINGS (LOSS) PER LIMITED PARTNERSHIP UNIT - Net earnings (loss) per unit is based on net earnings (loss) after giving effect to a 1% allocation to the general partner. The remaining 99% of net earnings (loss) for each of the Liquidating and Continuing Limited Partners is divided by the weighted-average number of units outstanding to arrive at net earnings (loss) per limited partnership unit for each class of limited partner.

  USE OF ESTIMATES - In preparing financial statements in conformity with generally accepted accounting principles, Management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 3 - DIVERTED AND OTHER ASSETS:

During the second calendar quarter of 1992, DRC learned that Edmund J. Lopinski, Jr., its president, a director and the majority stockholder (the "Majority Stockholder"), in conjunction with certain other parties, may have diverted approximately $13.3 million of assets (the "Asset Diversions") from the Datronic Partnerships and TELIF (collectively, the "Partnerships"), including $2,440,000 from the Partnership, for his/their direct or indirect benefit.

Amounts diverted from the Partnerships hereafter referred to as the "Diverted Assets", of approximately $13.3 million were subsequently commingled with approximately $10.3 million of other funds and assets (the "Commingled Assets", and together with the Diverted Assets, the "Diverted and Commingled Assets").

Diverted and Commingled Assets of approximately $20.7 million were converted to assets which have been recovered for the benefit of

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


the limited partners ("Recovered Assets"). The remainder of the Diverted and Commingled Assets of approximately $2.9 million was not recovered.

Each of the Partnerships has been assigned an undivided pro-rata share of Recovered Assets based on each Partnership's share of the Diverted Assets hereinafter referred to as "Diverted and other assets". Accordingly, the Partnership's Diverted and other assets is equal to approximately 18.4% of Recovered Assets held for all of the Partnerships. Recovered Assets and the Partnership's interest therein are recorded at aggregate estimated net realizable value. Net realizable value equals cost net of an allowance for loss which includes provisions for valuation adjustments, investigation and recovery fees, carrying costs, and costs of disposition. The estimated realizable value, in the aggregate for all of the Partnerships, of the remaining Recovered Assets as of December 31, 1996 is $7,622,945 and consists primarily of real estate and cash.

During 1996, 1995 and 1994 aggregate provisions for loss from Diverted and other assets were recorded by the Datronic Partnerships in the amounts of $500,000, $1,625,000, and $800,000 respectively (The Partnership's share was $91,980, $298,934 and $147,168 respectively). The $500,000 provision in 1996 results from the settlement of claims during 1996 against Recovered Assets as further described in Note 5. The $1,625,000 provision in 1995 was required primarily due to a further decrease of $2,023,000 in the estimated net realizable value of a real estate development limited partnership interest (thereby reducing it to zero) partially offset by a $400,000 recovery under an employee dishonesty policy. The $800,000 provision in 1994 was required primarily due to a $2,242,000 decrease in the estimated net realizable value of a real estate development limited partnership interest partially offset by a $610,000 increase in the estimated net realizable value of a yacht and a $650,000 recovery under an employee dishonesty insurance policy.

LRC is liquidating the Recovered Assets for the benefit of the Partnerships. LRC anticipates that this process which began in 1992 may take several more years. LRC will distribute funds to the Partnerships as they become available from the liquidation of Recovered Assets.

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


The following is a summary of the activity related to Diverted and other assets for the Partnership for the years ended December 31, 1994, 1995, and 1996:

                                                 ALLOWANCE
                                    COST          FOR LOSS           NET
                                 ----------      ----------       ---------
Diverted and other assets
December 31, 1993                $3,056,751     $  (562,625)      $ 2,494,126

1994 Provision for loss from
  Diverted and other assets            -           (147,168)         (147,168)
                                 ----------     -----------       -----------

Diverted and other assets
December 31, 1994                 3,056,751        (709,793)        2,346,958

Distribution to the
  Partnership in 1995              (552,498)           -             (552,498)

1995 Provision for loss from
  Diverted and other assets            -           (298,934)         (298,934)
                                 ----------     -----------       -----------

Diverted and other assets
December 31, 1995                 2,504,253      (1,008,727)        1,495,526

1996 Provision for loss from
  Diverted and other assets            -            (91,980)          (91,980)
                                 ----------     -----------       -----------

Diverted and other assets
December 31, 1996                $2,504,253     $(1,100,707)      $ 1,403,546
                                 ==========     ===========       ===========


Due to the volatile nature of real estate values, and the inherent difficulty in estimating future costs and expenses, there exists a possibility that the recorded estimated net realizable value may be materially different than the amounts ultimately realized.


NOTE 4 - RESTRICTED CASH:

At December 31, 1995, Restricted Cash represented the Partnership's 5.492% undivided interest in cash claimed by the Datronic Partnerships which was subject to or may have been impacted by claims made by a former defendant of the Class Action. As further described in Note 5, during 1996 all claims against the cash were released and amounts formerly designated as restricted cash were remitted to the Partnership and are included in cash as of December 31, 1996.

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED




NOTE 5 - LITIGATION:

Class Action Lawsuit

During 1992, a class action lawsuit ("Class Action") was certified on behalf of the limited partners in the Datronic Partnerships ("the Class") against DRC, various officers of DRC and various other parties. The Class Action alleges misuse of funds, violations of the Securities Act of 1934, conversion, and fraud. The Class Action was subsequently amended to add, as defendants, Siegan, Barbakoff, Gomberg & Kane (the Datronic Partnerships' former securities counsel) ("Siegan"), Weiss and Company, (the Datronic Partnerships' independent accountants prior to 1990) ("Weiss") and Price Waterhouse (the Datronic Partnerships' independent accountants during 1990 and 1991). The amended complaint alleges breach of contract and breach of fiduciary duty.

During 1993, the United States District Court for the Northern District of Illinois, Eastern Division (the "Court") approved a settlement to resolve certain portions of the suit to enable the operations of the Datronic Partnerships to continue while permitting the ongoing pursuit of claims against alleged wrongdoers (the "Settlement"). The Settlement provided for the appointment of LRC as general partner of the Datronic Partnerships, the retention of New Era Funding Corp. ("New Era") to manage the day-to-day operations of the Datronic Partnerships (see Note 8), and various amendments to the Partnership Agreement (see Note 6). Additionally, the Settlement provided for the transfer of substantially all of DRC's assets net of related debt ("Datronic Assets") to LRC as agent and nominee on behalf of the Datronic Partnerships (see Note 9).

During 1995, the Court dismissed all Class claims against Price Waterhouse. Class Counsel intends to appeal the dismissal order in accordance with Court rules at the appropriate time.

As further described below (see Cross-Claims Against Profession-als), during 1995, all Class claims against Siegan were settled.

As further described below (see Other Cross-Claims), during 1996, all Class claims against an individual defendant were settled pending the outcome of certain other Partnership litigation.

As further described below (see CRCA Shareholder Litigation), during 1997, all Class claims against an individual defendant were settled.

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED



Cross-Claims Against Professionals

During 1993, the Datronic Partnerships filed cross-claims against Siegan, Weiss and Price Waterhouse (collectively "Defendants") alleging professional negligence, breach of contract, violations of Section 11 of the Securities Act of 1933 (as to Weiss and Price Waterhouse only) and breach of fiduciary duty (as to Siegan).

The cross claims allege, among other things, that the actions of the Defendants contributed to the improper payment of fees and expense reimbursements ("Operating Distributions") to Datronic. If Operating Distributions were inappropriately paid, the Datronic Partnerships might be deemed to have had a receivable from Datronic for any Operating Distributions inappropriately paid to it. Since all of the assets of Datronic were transferred to LRC for the benefit of the Datronic Partnerships in connection with the Settlement (see
Note 9) and Datronic had subsequently ceased operations, such receivables would be uncollectible.

During 1995, the Court approved a settlement of all Class claims and all cross-claims against Siegan, whereby Siegan paid an aggregate amount of $1,775,000 ($425,938 for the Partnership).

During 1995, the Court ruled it did not have jurisdiction with respect to the Datronic Partnerships' cross-claims against Price Waterhouse and Weiss. As a result, the cross-claims, excluding those alleging violations of the Securities Act of 1933, were refiled and are pending in the Circuit Court of Cook County, Illinois.

Other Cross-Claims

During 1992, DRC filed a cross-claim against an individual who is also a defendant of the Class Action seeking recovery of funds in excess of $1 million held in bank accounts maintained in the name of a corporation controlled by the individual. The corporation filed a cross-claim and counter-claim against DRC and others seeking judgment on two promissory notes totaling $1,452,500 allegedly issued by DRC and title to Restricted Cash and certain Recovered Assets.

During 1996, the Court entered an order removing any claim that the aforementioned defendant might have had against the Partnership's Restricted Cash and Recovered Assets. Pursuant to the terms of the order, approximately $725,000 of Recovered Assets (the Partnership's interest therein is approximately $133,000 and is included in Diverted and other assets) will be held in escrow for the potential benefit of the defendant pending the outcome of

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


certain other Partnership litigation (see Other Claims). Furthermore, all other claims made by the defendant and the corporation controlled by the defendant against DRC and the Partnerships were withdrawn.

CRCA Shareholder Litigation

During 1994, one of the defendants of the Class Action who was a former stockholder of CRCA (See Note 12), filed a complaint against Price Waterhouse and certain former officers of Datronic, including a current officer of LRC and current officers of New Era, alleging fraud, breach of fiduciary duty and intentional interference with contractual relations.

On February 28, 1997, the Court approved a settlement by and between LRC, on behalf of the Datronic Partnerships, Class Counsel, on behalf of the Class, the previously mentioned Class Action defendant and another former stockholder of CRCA, whereby: a) LRC will authorize the payment of $150,000 by CRCA to the former shareholders of CRCA under the indemnity provisions of the bylaws of CRCA, b) all the parties agree to remise, release and discharge the other parties from any and all claims, actions, causes of action, demands or suits including claims against the former officers of Datronic, and c) the former shareholders of CRCA agree to release all claims against Recovered Assets.

Secured Lender Litigation

During 1993, in connection with the liquidation of a Recovered Asset, a secured lender filed suit against LRC for an approximate $175,000 loss incurred by the secured lender. The suit was dismissed by the Court during 1995 for failure to state a claim. During 1996 the secured lender filed an appeal.

Other Claims

During 1994, a suit was filed on behalf of certain of the Datronic Partnerships (including the Partnership) involved in the 1990 acquisition of a lease portfolio against the original owner for fraud and breach of contract. During 1995, the Court dismissed the claim for lack of jurisdiction without ruling on its merits. LRC, on behalf of the affected partnerships, filed a revised complaint in the Circuit Court of Cook County, Illinois for fraud and breach of contract in the amount of $5.5 million plus punitive damages and interest.

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED



Litigation Costs, Expenses and Fees

Future costs, expenses and fees of the Class Action and any subsequent Class litigation will be paid in such amounts and from such sources as the Court shall determine. Future fees and costs relating to the cross-claims and of other litigation undertaken on behalf of the Partnership will be paid by the Partnership subject to the approval of LRC. It is anticipated that the Datronic Partnerships will continue to expend funds in the future in pursuit of claims described herein. In connection therewith, LRC, on behalf of the Datronic Partnerships, is currently a party to a contingent fee arrangement whereby Counsel for the Partnerships (same as Class Counsel) will charge rates which are less than their normal rates and have a right to receive a contingent fee equal to a percentage of the proceeds, if any, resulting from the cross-claims against professionals.

Due to the uncertainty of the outcome of the pending litigation, no assets have been recorded in the Partnership's financial statements relating to the pending litigation discussed above.


NOTE 6 - PARTNERSHIP AGREEMENT:

In connection with the Settlement described in Note 5, the limited partners individually elected to become Class A, Class B or Class C Limited Partners.

Class A Limited Partners elected to commence liquidation of their interest in the Partnership as of the Settlement Date (March 4, 1993). Accordingly, each Class A Limited Partner received cash distributions (in all probability all of which constituted a return of invested capital) equal to their pro rata share of the net proceeds (cash received less various expenses allowed by the Settlement) from the collection of payments on and the sale or other disposition of assets owned by the Partnership on the Settlement Date ("Existing Assets"), Datronic Assets, Diverted and other assets and temporary investments. In addition, Class A Limited Partners participate in the Class Action.

Class B Limited Partners elected not to commence liquidation of their interest in the Partnership as of the Settlement Date. Until the Liquidating Phase of the Partnership commenced on April 12, 1995 each Class B Limited Partner received cash distributions (in all probability all of which constituted a return of invested capital) equal to 11% annually of their Adjusted Capital Contributions ("Target Distributions"). Available cash in excess of Target Distributions was invested in equipment and equipment

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


leases ("New Investments") and temporary investments on behalf of the Class B Limited Partners. In addition, Class B Limited Partners participate in the Class Action.

Class C Limited Partners elected not to participate in the Class Action. Therefore, each Class C Limited Partner preserved their claims against DRC and other Defendants, does not participate in Class Action, and did not participate in the Settlement. In all other respects, including distributions from the Partnership, Class C Limited Partners are the same as Class B Limited Partners.

Distributions to Class A Limited Partners were suspended after payment of the July 1, 1995 distribution. Distributions to Class B and Class C Limited Partners were suspended after the April 1, 1996 distribution. If the Partnership obtains funds from pending litigation or additional cash is available for distribution after providing for an orderly liquidation of the Partnership, additional distributions will be made at the appropriate time.

Concurrent with the commencement of the Liquidating Phase on April 12, 1995, the Partnership ceased New Investments and the General Partner began the orderly liquidation of all Partnership assets. The General Partner shall cause the Partnership to establish cash reserves sufficient to satisfy all liabilities of the Partnership and provide for future contingent liabilities of the Partnership. The remaining cash of the Partnership ("Cash Flow Available for Distribution") shall be distributed to the General Partner and the Limited Partners as discussed below.

During the Liquidating Phase, net proceeds from the collection of payments on and the sale or other disposition of Existing Assets, New Investments, Datronic Assets, Diverted and other assets, proceeds from Partnership Litigation, and temporary investments related to the foregoing net of cash reserves for Partnership liabilities discussed above will be apportioned among the Class A, Class B and Class C Limited Partners, each class as a group, in accordance with each class' interest in such assets. After such net proceeds have been apportioned among the classes of Limited Partners, Liquidating Distributions shall be made to Limited Partners within each class in accordance with the positive Capital Account balance of each Limited Partner until all Limited Partners' Capital Account balances are zero, and thereafter pro rata based on the number of units outstanding.

The Amended Partnership Agreements of the Datronic Partnerships provide for distributions to LRC, on a quarterly basis, of one percent (1%) of the Cash Flow Available for Distribution (as defined in the Partnership's prospectus). In addition, the

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


Partnerships will reimburse LRC for expenses in excess of distributions paid to LRC. LRC distributions and expense reimbursements are being paid one quarter in advance by the Partnerships to LRC. Such advances are subject to adjustment based on LRC's actual expenses. LRC allocates its expenses to each of the Partnerships based on its activities performed for each of the Partnerships. Commencing July 1, 1996, LRC's expense reimbursement includes amounts previously paid by New Era (See Note 8). LRC is entitled to no other fees or other reimbursements from the Partnership.

For 1996, 1995 and 1994, the following aggregate amounts were recorded by the Datronic Partnerships as distributions and expense reimbursements to LRC:


                                                           Year ended December 31,
                                                           -----------------------


                                                                 1996                 1995             1994
                                                                 ----                 ----             ----
1% Distribution                                               $  104,304          $  600,440        $  542,271
Expense Reimbursement in excess
   of the 1% Distribution                                      2,955,260           1,261,078         1,414,302
                                                              ----------          ----------        ----------

Total                                                         $3,059,564          $1,861,518        $1,956,573
                                                              ==========          ==========        ==========



The Partnership's share of these amounts was:


                                                           Year ended December 31,
                                                           -----------------------

                                                                  1996                  1995              1994
                                                                  ----                  ----              ----
1% Distribution                                               $    8,570          $  103,661        $   99,843
Expense Reimbursement in excess
   of the 1% Distribution                                        712,459             528,905           546,594
                                                              ----------          ----------        ----------

Total                                                         $  721,029          $  632,566        $  646,437
                                                              ==========          ==========        ==========


During the first quarter of 1997, LRC received an aggregate of $1,525,913 from the Datronic Partnerships consisting of an advance of its 1% distribution and expense reimbursement for the first three months of 1997. The Partnership's share of these amounts was $380,938.

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE 7 - PARTNERS' EQUITY:

During 1996, distributions paid to the three classes of Limited Partners and to LRC aggregated:

                                  First           Second            Third           Fourth
                                  Quarter         Quarter           Quarter         Quarter           Total
                                  -------         -------           -------         -------           -----
  Limited Partners
    Class A                     $     -           $    -            $    -           $   -          $    -
    Class B                      1,321,657         435,369               -               -           1,757,026
    Class C                            170              56               -               -                 226
                                ----------        --------          --------         --------       ----------

    Total                       $1,321,827        $435,425          $    -           $   -          $1,757,252
                                ==========        ========          ========         ========       ==========


  General Partner               $    8,442        $    128          $   -            $  -           $    8,570
                                ==========        ========          ========         ========       ==========





During 1995, distributions paid to the three classes of Limited Partners and to LRC aggregated:

                                  First           Second            Third           Fourth
                                  Quarter         Quarter           Quarter         Quarter           Total
                                  -------         -------           -------         -------           -----
  Limited Partners
    Class A                     $  107,168        $ 49,804        $   49,804       $   71,149       $  277,925
    Class B                      2,113,611         888,572         1,962,271        2,117,760        7,082,214
    Class C                            271              94               252              272              889
                                ----------        --------        ----------       ----------       ----------

    Total                       $2,221,050        $938,470        $2,012,327       $2,189,181       $7,361,028
                                ==========        ========        ==========       ==========       ==========

  General Partner               $   51,696        $ 23,935        $   24,657       $    3,373       $  103,661
                                ==========        ========        ==========       ==========       ==========




For the year ended December 31, 1996, distributions per Unit by quarter and for the year to the limited partners were:

                                      Class A           Class B            Class C
                                      -------           -------            -------
                 1st                  $   -            $   8.50            $  8.50
                 2nd                      -                2.80               2.80
                 3rd                      -                 -                  -
                 4th                      -                 -                  -
                                      --------         --------            -------

                 Total                $   -            $  11.30            $ 11.30
                                      ========         ========            =======

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


For the year ended December 31, 1995, distributions per Unit by quarter and for the year to the limited partners were:

                                       Class A           Class B            Class C
                                       -------           -------            -------
                 1st                     $2.41           $13.56             $13.56
                 2nd                      1.12             4.67               4.67
                 3rd                      1.12            12.62              12.62
                 4th                      1.60            13.62              13.62
                                         -----           ------             ------

                 Total                   $6.25           $44.47             $44.47
                                         =====           ======             ======


At December 31, 1996 and 1995, there were 44,468 Class A Units, 155,489 Class B Units, 20 Class C Units, and one General Partner Unit outstanding.


Funds raised by current members of each Class and cumulative distributions to limited partners by class from the Partnership's formation through December 31, 1996 are:

                                                    Funds                   Cumulative
                                                    Raised                Distributions
                                                    ------                -------------
                 Class A                         $22,234,000               $14,055,325
                 Class B                          77,744,500                51,086,383
                 Class C                              10,000                     6,572
                                                 -----------               -----------

                 Total                           $99,988,500               $65,148,280
                                                 ===========               ===========


NOTE 8 - MANAGEMENT AGREEMENT:

During 1993, pursuant to the terms of the Settlement, New Era was engaged to manage the affairs of the Partnership (and other Datronic Partnerships) under the direction of LRC in accordance with the terms of the Management Agreement. The Management Agreement was scheduled to terminate upon the latter of March 31, 2003 or the date upon which the Partnerships are terminated. The Management Agreement provided for the Partnerships to compensate New Era as follows:

(1) Expense Reimbursement: an amount equal to the actual amounts expended in the performance of duties under the Management Agreement (the "Total Actual Operating Cost").

(2) Management Fee: an amount equal to the greater of twenty-five

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


    percent (25%) of the Total Actual Operating Cost or $1,020,000 per annum.

(3) Reinvestment Fee: an amount equal to two and one-half percent (2 1/2%) of the total amounts invested in equipment leases on behalf of the Partnerships.

(4) Incentive Fee: an amount equal to thirty-seven and one-half percent (37 1/2%) of the difference between budgeted and actual operating costs incurred by New Era in the performance of services to the Partnerships during the relevant period.

Under the terms of the Management Agreement, the annual Management Fee and the compensation and benefits of the three principals of New Era, included in the Expense Reimbursement, totaled approximately $2 million per annum.

Effective July 1, 1996, the Court approved a Management Termination Agreement whereby New Era relinquished its responsibilities set forth in the Management Agreement. LRC has assumed the duties previously provided by New Era.
Pursuant to the terms of the Management Termination Agreement, during December, 1996, New Era was paid a termination fee of $3.2 million plus accrued interest from July 1, 1996, and, an aggregate $1.0 million plus accrued interest from July 1, 1996, was paid to the three principals of New Era in exchange for their agreement not to compete with the business of the Partnerships for a period of two years. The Partnership's share of these two payments was $830,304.

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


Pursuant to the terms of the Management Agreement and Management Termination Agreement, New Era was paid the following by the Datronic Partnerships:


                                                          Year ended December 31,
                                            ---------------------------------------------------------
                                                1996                   1995                      1994
                                                ----                   ----                      ----
Expense Reimbursement
and Management Fee                           $3,407,202             $7,492,616                $8,716,867

Reinvestment Fee                                 39,688                546,924                   674,683

Incentive Fee                                     5,809                  -                         -

Termination Fee                               3,267,497                  -                         -

Non-Compete Fee                               1,021,093                  -                         -
                                             ----------             ----------                ----------

     Total                                   $7,741,289             $8,039,540                $9,391,550
                                             ==========             ==========                ==========



The Partnership's share of these amounts was:



                                                               Year ended December 31,
                                             ---------------------------------------------------------
                                                 1996                   1995                      1994
                                                 ----                   ----                      ----
Expense Reimbursement
and Management Fee                           $  675,118             $1,517,297                $1,800,758

Reinvestment Fee                                   -                    70,875                   105,535

Incentive Fee                                     1,226                  -                         -

Termination Fee                                 632,613                  -                         -

Non-Compete Fee                                 197,691                  -                         -
                                             ----------             ----------                ----------

     Total                                   $1,506,648             $1,588,172                $1,906,293
                                             ==========             ==========                ==========


The Expense Reimbursement, Management Fee, and Incentive Fee paid to New Era were allocated among the Datronic Partnerships based on the level of services that New Era performed for each of the Datronic Partnerships. Reinvestment Fees paid to New Era were allocated to the Datronic Partnerships based on the investments in new leases that were made for each specific Datronic Partnership. The Termination Fee and the Non-Compete Fees were allocated to the Datronic Partnerships in accordance with the anticipated future allocation of management fees had the Management Agreement not been terminated.

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED



All amounts paid to New Era and amounts paid to the principals of New Era under the provisions of the agreement not to compete are collectively referred to as "Management Fees - New Era" in the Statements of Revenue and Expenses.

At December 31, 1996 New Era owed the Partnership $59,676 for amounts previously advanced in excess of expenses incurred. This amount is recorded as due from Management Company in the accompanying balance sheet and was repaid to the Partnership in January 1997.

As part of the Management Termination Agreement, two of the principals of New Era have been retained as consultants to the Datronic Partnerships for the period July 1, 1996 to March 31, 1999. The consulting agreements provide for monthly payments aggregating $200,000 annually per consultant. The payments have been charged to the Partnerships based on the services performed for each of the Partnerships.


NOTE 9 - DATRONIC ASSETS:

In accordance with the Settlement (see Note 5), substantially all of DRC's assets, net of related debt, were transferred to LRC, as nominee and agent for the Datronic Partnerships for the benefit of Class A and Class B Limited Partners.

Each of the Datronic Partnerships has been assigned an undivided pro-rata share of the Datronic Assets by the Court. Accordingly, the Partnership's share is equal to approximately 22.2% of total Datronic Assets. Datronic Assets are recorded at estimated net realizable value which equals estimated value net of liabilities less an allowance for future expenses including provisions for carrying costs, costs of disposition, and other costs. The estimated net realizable value, in the aggregate for the Datronic Partnerships, of the remaining Datronic Assets as of December 31, 1996 is $0 and consists of cash of $800,892 net of an allowance for future expenses of $800,892.

Future gains or losses (if any) related to Datronic Assets will accrue only to the Class A and Class B Limited Partners. Due to the inherent difficulty in estimating future costs and expenses, there exists a possibility that recorded aggregate estimated net realizable value may be materially different than the amounts ultimately realized.

LRC has liquidated substantially all of the Datronic Assets for the benefit of the Partnerships. There are however certain claims

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


pending against Datronic Assets. LRC will distribute the remaining cash to the Datronic Partnerships when all claims have been resolved.



NOTE 10 - INSTALLMENT CONTRACTS RECEIVABLE:

At December 31, 1995, included in installment contracts receivable was the Partnership's 52.5% undivided interest in an installment contract receivable owned by the Partnership, Fund XVII, Fund XIX and TELIF. Fund XX also had an installment contract receivable from the same lessee/borrower with identical terms, conditions and collateral. On December 31, 1996, the Partnership received $1,686,449 in full and complete satisfaction of the installment contract receivable described above. Interest income of approximately $1,330,000, previously unrecognized due to uncertainties surrounding the collectibility of the installment contract receivable, was recognized in the fourth quarter of 1996.


NOTE 11 - CONCENTRATION OF CREDIT RISK:

Leasing activity is conducted throughout the United States, with emphasis in heavily populated states such as California, Florida, Illinois, New York, and Texas. The cost of equipment under lease typically ranges from $15,000 to $30,000. Such equipment includes, but is not limited to: general purpose plant/office equipment, printing and photo processing equipment, machine tool and manufacturing equipment, computers and terminals for management information systems, telecommunications equipment, medical equipment, and automotive repair equipment. At December 31, 1996, approximately 5% of the Partnership's net investment in direct financing leases are concentrated in the printing and publishing industry (16% for Liquidating and 5% for Continuing Limited Partners) and approximately 3% are concentrated in the automotive industry (21% for Liquidating and 2% for Continuing Limited Partners). There are no other significant concentrations of business activity in any industry or with any one lessee. The Partnership maintains a security interest in all equipment until the lessee's obligations are fulfilled.

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE 12 -  TRANSACTIONS WITH CRCA AND PCR

At December 31, 1996 and 1995, included in net investment in direct financing leases (Note 13) as a non-performing lease is approximately $6,823,000 and $6,978,000, respectively, due from Computer Rental Corp. of America, Inc. ("CRCA"), under a defaulted master lease agreement. Amounts due from CRCA under the defaulted master lease agreement have been fully reserved in the allowance for lease losses. CRCA is 100% owned by LRC for the benefit of the Partnership and Fund XX which is due substantial amounts under a similar defaulted master lease agreement.

Prior to the second quarter of 1996, certain of the equipment under the master lease agreements with the Partnership and Fund XX was subject to a sub-lease agreement with PCR International, Inc. ("PCR"). Prior to the sale of PCR discussed below, PCR was controlled and managed by LRC.

During the second quarter of 1996, the Partnership received $352,225 in full and complete satisfaction of the PCR sublease agreement. Included in lease income is $304,584 related to the termination of the PCR sublease comprised of previously earned but unrecognized lease income of $277,190 and the recognition of previously unearned lease income of $27,394.


SALE OF PCR STOCK - During 1995, the shareholders of PCR approved the sale of PCR. A wholly owned subsidiary of CRCA, CRCA Holdings Corp. ("CRCA Holdings") held shares in PCR, a portion of which were held for the benefit of the Partnership and Fund XX and the remainder were held as Recovered Assets. For the shares which it held, CRCA Holdings received cash of $365,915 and a $344,964 note. The note was payable in 36 equal monthly installments, bore interest at 12% per annum, and was secured by a first security interest in the stock and assets of PCR.

Prior to the stock sale, CRCA advanced $489,955 to CRCA Holdings which utilized the funds to pay $170,000 of expenses associated with the stock sale and to advance $319,955 to PCR. PCR agreed to repay the advance in 36 equal monthly payments including interest at 8.5%.

CRCA Holdings utilized the proceeds from the stock sale (including the expense advance repayment) to pay an additional $15,000 of expenses related to the sale, repay the advance of $489,955 to CRCA and the remaining amounts due from PCR of $525,879 plus interest were allocated as received in the manner in which the PCR stock purchases were originally funded; $357,597 to Recovered Assets, and

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


$84,141 each to the Partnership and Fund XX. All amounts due from PCR were paid in full in 1996. A gain on the sale of PCR stock of $19,018 has been included in lease income in 1996.

Pursuant to the terms of the sale, LRC entered into a management and consulting contract with PCR for $274,500 payable in equal monthly installments over three years. The fees were used to offset LRC expenses that would otherwise be reimbursable by the Datronic Partnerships. The contract was prepaid in full during the second quarter of 1996. The Partnership received a credit from LRC of $74,275 representing the Partnership's share of the prepayment.

The stock of PCR held by CRCA Holdings and the proceeds thereof, may have been subject to the claims of a Class Action defendant and a former shareholder of CRCA. As further discussed in Note 5, the claims were released as a condition of a settlement approved February 28, 1997.

SALE OF CRCA ASSETS - During February 1996, CRCA sold substantially all of its assets for $700,000 to SCN Corp. ("New CRCA"), a newly formed company owned by an executive of LRC. CRCA received cash of $60,000 and a 24 month, 12% note in the amount of $640,000 at closing. Subsequently in 1996, New CRCA received an offer from PCR to purchase substantially the same assets sold to New CRCA in the aforementioned transaction for an amount substantially in excess of the purchase price paid by New CRCA. In order to ensure that the Partnership and Fund XX received maximum benefit from the sale of the CRCA assets, CRCA repurchased the assets sold to New CRCA for $116,000 and the cancellation of the unpaid promissory note given by New CRCA with a principal balance of $543,659.

On September 13, 1996, CRCA sold all of the assets repurchased from New CRCA (excluding cash) to a subsidiary of PCR ("PCR Sub") for approximately $6.2 million. The purchase price was paid in the form of a senior note of $1,500,000, a subordinated note of approximately $4,200,000, and the assumption of approximately $500,000 of liabilities. Both notes bear interest at 9%. Principal and interest are payable monthly in the aggregate amount of approximately $118,000 commencing November 1, 1996. All principal payments are to be applied to the senior note. The unpaid principal balances aggregating $4.8 million are due November 1, 1997. The senior note is secured by a priority security interest in the assets of PCR Sub. The subordinated note is secured by a security interest in the assets of PCR Sub which is subordinate to a $14 million security interest of another PCR creditor.

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


CRCA will utilize its cash and amounts received on the notes to liquidate all liabilities not assumed by PCR Sub, including expenses associated with the sale and settlement of claims of the former stockholders of CRCA under the indemnity provisions of the bylaws of CRCA for $150,000 (see Note 5). Remaining funds will be allocated 65% to the Partnership and 35% to Fund XX in accordance with their respective interests in the master lease agreements with CRCA. The Partnership will record recoveries on the master lease with CRCA as the cash is received. During 1996, under the terms of the notes, a total of $237,931 was received by CRCA from PCR of which $154,655 was remitted to the Partnership and $83,276 to Fund XX.

CRCA paid LRC $289,263 for CRCA related expenses previously incurred by LRC and charged to the Partnership and Fund XX as General Partner's expense reimbursement. The amounts repaid to LRC by CRCA have been allocated to the Partnership and Fund XX in the manner in which those expenses were originally charged (65% and 35% respectively). Accordingly, LRC paid $188,021 to the Partnership and $101,242 to Fund XX in September, 1996.

The assets of CRCA and the proceeds thereof, may have been subject to the claims of a Class Action defendant and a former shareholder of CRCA. As further discussed in Note 5, the claims were released as a condition of a settlement approved February 28, 1997.

TRANSACTIONS WITH AFFILIATES - The Partnership Agreement prohibits the Partnership and its affiliates from borrowing from any of the Partnerships or otherwise from dealing with any of the Partnerships with respect to the property or assets, except as specifically set forth in its Partnership Agreement. Accordingly, the following transactions may be deemed to have been in violation of the Partnership Agreement.

During 1995 and 1994, LRC authorized Fund XIX and Finance Fund I to lease equipment to CRCA in the aggregate amounts of $536,786 and $100,000 respectively. The leases were fully repaid during 1996.

As a result of the defaulted master lease agreements described above, LRC is holding the stock of CRCA and during 1995 and 1994 controlled the operations of CRCA for the benefit of the Partnership and Fund XX. Therefore, CRCA may be deemed to be an affiliate of LRC and the Partnership and the lease transactions entered into during 1995 and 1994 may be deemed to be violations of the Partnership Agreement.

The sale of CRCA assets to a company owned by an executive of LRC and the subsequent repurchase and sale of the assets to PCR

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


discussed above was determined at the time by LRC to be in the best financial interest of the Partnership and Fund XX. However, under the provisions of the Partnership Agreement, LRC does not have the authority to cause the Partnership to enter into any transaction with an affiliate involving the sale of leased equipment by the Partnership or the lending of any money by the Partnership.
As a result of the defaulted master lease described above, CRCA might be construed to be an asset of the Partnership and Fund XX, then the aforementioned transaction might be deemed to be in conflict with the provisions of the Partnership Agreement as the sole shareholder of the Purchaser was an employee (and may be deemed an officer) of LRC.



NOTE 13 - NET INVESTMENT IN DIRECT FINANCING LEASES:


The components of the net investment in direct financing leases at December 31, 1996 and 1995 are as follows:

                                                                    December 31, 1996
                                                    ------------------------------------------------
                                                 Liquidating           Continuing
                                                    Limited              Limited
                                                    Partners             Partners             Total
                                                  -----------         ------------         -----------
Minimum lease payments
   receivable                                    $    42,139          $ 3,464,073          $ 3,506,212
Non-performing leases                              1,692,099            6,696,916            8,389,015
Estimated residuals                                    7,690               26,887               34,577
Unearned income                                         (600)            (363,348)            (363,948)
                                                 -----------          -----------          -----------
Net investment in direct
  financing leases before
  allowance                                        1,741,328            9,824,528           11,565,856
Allowance for lease losses                        (1,736,837)          (6,813,143)          (8,549,980)
                                                 -----------          -----------          -----------
Net investment in direct
  financing leases                               $     4,491          $ 3,011,385          $ 3,015,876
                                                 ===========          ===========          ===========

Amounts currently due
  included in net investment
  in direct financing leases                     $    26,368          $   169,677          $   196,045
                                                 ===========          ===========          ===========

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


                                                                    December 31, 1995
                                                      ----------------------------------------------
                                                  Liquidating           Continuing
                                                    Limited              Limited
                                                    Partners             Partners             Total
                                                  ------------        -------------        -----------
Minimum lease payments
    receivable                                    $    448,318         $ 8,119,243         $ 8,567,561
Non-performing leases                                1,809,117           6,948,132           8,757,249
Estimated residuals                                     34,553             120,810             155,363
Unearned income                                        (29,397)         (1,031,526)         (1,060,923)
Unrecognized income                                    (61,647)           (215,542)           (277,189)
                                                  ------------         ------------        ------------
Net investment in direct
  financing leases before
   allowance                                         2,200,944          13,941,117          16,142,061
Allowance for lease losses                          (1,857,588)         (7,169,350)         (9,026,938)
                                                  ------------         -----------         -----------
Net investment in direct
  financing leases                                $    343,356         $ 6,771,767         $ 7,115,123
                                                  ============         ===========         ===========

Amounts currently due
  included in net investment
  in direct financing leases                      $     86,217         $   344,167         $   430,384
                                                  ============         ===========         ===========


An analysis of the changes in the allowance for lease losses by Class of Limited Partner for 1995 and 1996 is as follows:


                                                 Liquidating           Continuing
                                                   Limited              Limited
                                                   Partners             Partners               Total
                                                   --------             --------               -----
  Balance, beginning
     of 1995                                      $2,055,637           $7,807,805           $9,863,442
  Additions                                            -                  150,000              150,000
  Charge-off                                        (198,049)            (788,455)            (986,504)
                                                  ----------           ----------           ----------

  Balance, end of 1995                             1,857,588            7,169,350            9,026,938
  Reductions                                         (62,195)             (92,460)            (154,655)
  Charge-offs                                        (58,556)            (263,747)            (322,303)
                                                  ----------           ----------           ----------

  Balance, end of 1996                            $1,736,837           $6,813,143           $8,549,980
                                                  ==========           ==========           ==========

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


The Partnership leased equipment with lease terms generally ranging from two to five years. Minimum payments scheduled to be received on leases for each of the succeeding five years ending after December 31, 1996 by Class of Limited Partner are as follows:

                Liquidating          Continuing
                Limited              Limited
                Partners             Partners               Total
                -----------          -----------         -----------
    1997        $  42,139            $ 2,089,985         $ 2,132,124
    1998            -                    980,657             980,657
    1999            -                    375,461             375,461
    2000            -                     17,970              17,970
    2001            -                      -                  -
                ---------            -----------         -----------

                $  42,139            $ 3,464,073         $ 3,506,212
                =========            ===========         ===========



NOTE 14 - INCOME TAXES:

No provision for Federal income taxes is necessary in the financial statements of the Partnership because, as a partnership, it is not subject to Federal income tax and the tax effect of its activities accrues to the partners. A reconciliation of net loss determined in accordance with generally accepted accounting principles and loss for Federal income tax purposes in total for all Partners and by Class of Partner for the year ended December 31, 1996 follows:


                                                         Liquidating       Continuing
                                           General         Limited          Limited
                                           Partner         Partners         Partners             Total
                                          ---------      -----------       ----------           --------
Net loss per accompanying
  statements                            $  (3,359)     $  (165,403)       $  (167,111)          $  (335,873)
Effect of leases treated as
  operating leases for tax
  purposes                                   (649)         (14,300)           (49,997)              (64,946)
Effect of principal repayments
  treated as income for tax
  purposes                                (14,995)        (329,878)        (1,154,672)           (1,499,545)
Provision for loss on
  Diverted and other assets                 5,076          111,758            390,752               507,586
Provision for Class Counsel
  fees and expenses, net                      -            (56,295)          (196,804)             (253,099)

Other, net                                    774           17,648             59,072                77,494
                                        ---------     ------------       ------------          ------------

Loss for Federal income tax
  purposes in total                     $ (13,153)    $   (436,470)      $ (1,118,760)         $ (1,568,383)
                                        =========     ============       ============          ============

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in accountants or disagreements with accountants on accounting and financial disclosure.
                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership has no employees or directors. Pursuant to the terms of the Settlement discussed in Part II, Item 8 - Note 5, LRC became general partner in 1993. LRC was formed in December 1992 in contemplation of the Settlement for the sole purpose of acting as the general partner for each of the Datronic Partnerships. LRC has a nominal net worth. The directors and executive officers of LRC, together with pertinent information concerning each of them is as follows:

       Directors and Executive Officers of Lease Resolution Corp.

LRC, as a non-stock, not-for-profit corporation, does not have stockholders. The executive officers of LRC are also the members of the Board of Directors of LRC. None of the executive officers of LRC were previously affiliated with Datronic. While LRC's duration is perpetual, it is anticipated that it will liquidate and dissolve following the liquidation and dissolution of the last remaining Datronic Partnership.

LRC's Board of Directors and executive officers, together with certain pertinent information regarding their background, are set forth below:


                                              Director
      Name                                Position and Office                              Since
--------------------                  --------------------------                          --------
Donald D. Torisky                      Chairman of the Board and
                                       Chief Executive Officer                              12/92

Robert P. Schaen                       Vice-Chairman of the Board and
                                       Chief Financial Officer                              12/92

Arthur M. Mintz                        Vice-Chairman of the Board and
                                       General Counsel                                      12/92

Donald D. Torisky, age 58, has been associated with LRC since its inception in 1992. Mr. Torisky is also President of Barrington Management and Consulting, Inc. where he has coordinated Management consulting opportunities for national and international Fortune 500 finance companies prior to March 1993. From 1987 to 1990, Mr. Torisky worked with the TransAmerica Corporation as an Executive Vice-President and board member of the TransAmerica Finance Group. Mr. Torisky also served as the President and Chief Executive Officer of TransAmerica Commercial Finance Corporation. With TransAmerica, Mr. Torisky managed and directed a diversified financial service portfolio of $4.6 billion with branches in the United States, Canada, the United Kingdom and Australia. From 1962 to 1987, Mr. Torisky was with the Borg-Warner Corporation. In 1983 he became President and Chief Executive Officer of Borg-Warner Financial Services and an officer of Borg-Warner Corp. Mr. Torisky has completed the Advanced Management Program at the Harvard Graduate School of Business Administration. Mr. Torisky served honorably in the United States Marine Corps, and holds a license in life, accident, and health insurance and a Series 6 NASD license.

Robert P. Schaen, age 70, has been associated with LRC since its inception in 1992. Prior to his association with LRC, Mr. Schaen retired from Ameritech in 1991 after 39 years of service with the Bell System and Ameritech. At his retirement he was the Vice-President and Comptroller of Ameritech. He started his Bell System career with New York Telephone Company in 1952, was promoted and transferred to AT&T in 1962, and thereafter, promoted and transferred to Illinois Bell Telephone Company in 1965 where he managed personnel, accounting, data systems and general operations prior to being elected Comptroller and Assistant Secretary. In 1983, Mr. Schaen was named Vice-President and Comptroller of Ameritech. Mr. Schaen served as a naval officer in the Pacific Theater during World War II and retired from the Naval Reserve Intelligence Service in 1968 with the rank of Commander. He graduated from Hobart College in Geneva, New York in 1948 and after graduation remained there as a mathematics and statistics instructor. In 1967 Mr. Schaen completed the Advanced Management Program at the Harvard Graduate School of Business Administration.

Arthur M. Mintz, age 60, has been associated with LRC since its inception in 1992. Mr. Mintz is also Chairman of the Board of Olicon Imaging Systems, Inc., which was founded in 1991. Olicon Imaging Systems, Inc. is a teleradiology company serving approximately 800 hospitals nationwide. Since 1987, he has also served as President of AMRR Leasing Corporation and Vice President and General Counsel of Mobile M.R. Venture, Ltd. In 1983, Mr. Mintz was a founder of Diasonics, Incorporated and served as its Corporate Counsel. Diasonics was listed on the New York Stock Exchange prior to its acquisition by Elsinth in 1995. In 1957, Mr. Mintz obtained a Bachelor of Arts Degree from Northwestern University and in 1959, obtained his J.D. from Northwestern University School of Law. Thereafter, Mr. Mintz served in the United States Army and was honorably discharged. From 1965 to 1982, Mr. Mintz was a principal with the law firms of Mintz,

Raskin, Rosenberg, Lewis & Cohen (1965-1975), Mintz, Raskin and Lewis (1975-1979), and Arthur M. Mintz, Ltd., P.C. (1979-1982).

Any change in the compensation of a director of LRC must be approved by the other two non-interested members of the Board of Directors.


ITEM 11 - MANAGEMENT REMUNERATION

The Partnership has no officers or directors and instead, prior to July 1, 1996, was managed by New Era, as manager, under the supervision and direction of LRC, as general partner. Effective July 1, 1996, LRC assumed full responsibility for management of the Datronic Partnerships.

The Partnership Agreement, as amended, provides for LRC and New Era to receive reimbursement for their operating expenses incurred in relation to their functions as General Partner and Manager, respectively, of the Datronic Partnerships. These reimbursements as well as other fees paid to New Era are detailed in Note 8 to the Partnership's financial statements included in Item
8.  As further discussed in the Partnership's financial statements included in
Item 8 - Note 12  - LRC received certain fees ($190,624 in 1996, and $83,876 in
1995) in accordance with a management and consulting contract with PCR. The fees are offset by LRC against costs which would otherwise be reimbursed by the Datronic Partnerships. Also see Note 12 for expense reimbursements of $289,263 made in connection with the sale of CRCA assets.

Compensation paid to the Chief Executive Officer of LRC during 1996 was as follows:

       Chairman of the
       Board and Chief                                All Other
      Executive Officer          Salary             Compensation(b)
      -----------------          ------             ------------
      Donald D. Torisky        $406,905              $9,000(a)

       (a) Represents the value of LRC's contribution to LRC's Simplified Employee Pension Plan allocable to Mr. Torisky for services rendered during 1996.

       (b) Information concerning Bonus, Other Annual Compensation, Restricted Stock Award, Option/SARs and LTIP Payouts is Not Applicable.

This compensation was included in LRC's operating expenses reimbursed by all Datronic Partnerships. The Partnership's share of such expense reimbursements, including the 1% of Cash Flow Available for Distribution, was 23.57%.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

None.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


The Partnership has no officers or directors and instead, prior to July 1, 1996, was managed by New Era, as manager, under the supervision and direction of LRC, as general partner. Effective July 1, 1996, LRC assumed full responsibility for management of the Datronic Partnerships.

The Partnership Agreement, as amended, provides for LRC and New Era to receive reimbursement for their operating expenses incurred in relation to their functions as General Partner and Manager, respectively, of the Datronic Partnerships. These reimbursements as well as other fees paid to New Era are detailed in Note 8 to the Partnership's financial statements included in Item
8.  As further discussed in the Partnership's financial statements included in
Item 8 - Note 12  - LRC received certain fees ($190,624 in 1996, and $83,876 in
1995) in accordance with a management and consulting contract with PCR. The fees are offset by LRC against costs which would otherwise be reimbursed by the Datronic Partnerships. Also see Note 12 for expense reimbursements of $289,263 made in connection with the sale of CRCA assets.

See Note 12 TRANSACTIONS WITH CRCA AND PCR - TRANSACTIONS WITH AFFILIATES to the Partnership's financial statements included in Item 8 for transactions with CRCA.

As more fully described in Note 12 - TRANSACTIONS WITH CRCA AND PCR, to the Partnership's financial statements included in Item 8, during 1996 substantially all of the assets of CRCA excluding amounts due from PCR, were sold to an executive of LRC. Subsequently, during 1996 substantially the same assets were repurchased by CRCA and sold to PCR.

                                    PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

   (1)  Financial Statements
        See index to Financial Statements included in Item 8 of this report.


   (2)  Financial Statement Schedules
        None.

   (3)  Exhibits

        The Exhibits listed in the Exhibit Index immediately following the signature page are filed as a part of this report.

(b) Reports on Form 8-K

   The Partnership filed a Form 8-K, dated September 30, 1996, concerning transactions with CRCA. (See Item 8, Note 12)

   The Partnership filed a Form 8-K, dated December 12, 1996, disclosing the approval of a Management Termination Agreement. (See Item 8, Note 8)

   The Partnership filed a Form 8-K, dated January 7, 1997, concerning the disposition of a significant asset. (See Item 8, Note 10)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of March 1997.


          DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.

March 26, 1997         By: Lease Resolution Corporation,
                           General Partner



                       By:  /s/ Donald D. Torisky
                           -----------------------------
                           Donald D. Torisky
                           Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.


By:   /s/ Donald D. Torisky                                  March 26, 1997
     ------------------------------
     Donald D. Torisky
     Chairman and Chief Executive Officer,
     Lease Resolution Corporation,
     General Partner of Datronic
     Equipment Income Fund XVIII, L.P.


By:   /s/ Robert P. Schaen                                   March 26, 1997
     ------------------------------
     Robert P. Schaen
     Vice-Chairman and
     Chief Financial Officer,
     Lease Resolution Corporation,
     General Partner of Datronic
     Equipment Income Fund XVIII, L.P.


By:   /s/ Arthur M. Mintz                                    March 26, 1997
     ------------------------------
     Arthur M. Mintz
     Vice-Chairman and General Counsel,
     Lease Resolution Corporation,
     General Partner of Datronic
     Equipment Income Fund XVIII, L.P.

                                 EXHIBIT INDEX



EXHIBIT NO.                           DESCRIPTION

    10                                Management Termination Agreement,
                                      effective July 1, 1996.


    27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.