Form 10-Q
period 1997-03-31
DATRONIC EQUIPMENT INCOME FUND XVIII L P
filed 1997-05-12
CIK 850671

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-Q
                       Quarterly Report Under Section 13
                          or 15 (d) of the Securities
                              Exchange Act of 1934
                       ----------------------------------


For the Quarter Ended
    March 31, 1997                              Commission File Number  0-18650
---------------------                           -------------------------------


                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                   ------------------------------------------
             (Exact name of Registrant as specified in its charter)


    Delaware                                                36-3639399
----------------                                    ---------------------------
State or other                                      IRS Employer Identification
jurisdiction of                                     Number
incorporation or
organization

1300 E. Woodfield Road, Suite 312                   Schaumburg, Illinois 60173
----------------------------------                  ---------------------------
 Address of principal                                     City, State, Zip Code
 executive offices

Registrant's telephone number:                              (847) 240-6200
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

                                   FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1997

                         PART I - FINANCIAL INFORMATION

Item 1.


  Index to Financial Statements

    Balance Sheets

      March 31, 1997 (unaudited)                                      3

      December 31, 1996                                               4

    Statements of Revenue and Expenses (unaudited)

      For the three months ended March 31, 1997                       5

      For the three months ended March 31, 1996                       6

    Statements of Changes in Partners' Equity

      For the three months ended March 31, 1997                       7
         (unaudited)

    Statements of Cash Flows (unaudited)

      For the three months ended March 31, 1997                       8

      For the three months ended March 31, 1996                       9

    Notes to Financial Statements (unaudited)                        10

Item 2.


  Management's Discussion and Analysis of
    Financial Condition and Results of Operations               11 - 13


                          PART II - OTHER INFORMATION

Items 1-6.                                                           14



                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.


                                 BALANCE SHEETS

                                 March 31, 1997
                                  (Unaudited)



                                       Liquidating  Continuing
                                         Limited     Limited
                                        Partners     Partners      Total
                                       -----------  ----------  -----------
     ASSETS
     ------

     Cash and cash equivalents          $2,323,947  $4,446,107  $ 6,770,054
     Net investment in direct
       financing leases                      2,839   2,401,227    2,404,066
     Diverted and other assets, net        312,149   1,091,397    1,403,546
     Datronic assets, net                        -           -            -
                                       -----------  ----------  -----------

                                        $2,638,935  $7,938,731  $10,577,666
                                       ===========  ==========  ===========


     LIABILITIES AND PARTNERS' EQUITY
     --------------------------------

     Accounts payable and
       accrued expenses                 $   16,088  $   72,672  $    88,760
     Lessee rental deposits                 41,497     184,186      225,683
                                       -----------  ----------  -----------

     Total liabilities                      57,585     256,858      314,443

     Total partners' equity              2,581,350   7,681,873   10,263,223
                                       -----------  ----------  -----------

                                        $2,638,935  $7,938,731  $10,577,666
                                       ===========  ==========  ===========












                See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.

                                 BALANCE SHEETS

                               December 31, 1996



                                       Liquidating  Continuing
                                         Limited     Limited
                                        Partners     Partners      Total
                                       -----------  ----------  -----------
     ASSETS
     ------

     Cash and cash equivalents          $2,357,430  $3,986,042  $ 6,343,472
     Due from management company            12,674      47,002       59,676
     Net investment in direct
       financing leases                      4,491   3,011,385    3,015,876
     Diverted and other assets, net        312,149   1,091,397    1,403,546
     Datronic assets, net                        -           -            -
                                       -----------  ----------  -----------

                                        $2,686,744  $8,135,826  $10,822,570
                                       ===========  ==========  ===========


     LIABILITIES AND PARTNERS' EQUITY
     --------------------------------

     Accounts payable and
       accrued expenses                 $   57,989  $  233,827  $   291,816
     Lessee rental deposits                 45,101     200,059      245,160
                                       -----------  ----------  -----------

     Total liabilities                     103,090     433,886      536,976

     Total partners' equity              2,583,654   7,701,940   10,285,594
                                       -----------  ----------  -----------

                                        $2,686,744  $8,135,826  $10,822,570
                                       ===========  ==========  ===========














                See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.

                       STATEMENTS OF REVENUE AND EXPENSES

                   For the three months ended March 31, 1997
                                  (Unaudited)



                                      Liquidating  Continuing
                                        Limited     Limited
                                       Partners     Partners     Total
                                      -----------  ----------  ---------
       Revenue:
         Lease income                      $3,426    $105,741   $109,167
         Interest income                   13,710      61,193     74,903
                                      -----------  ----------  ---------

                                           17,136     166,934    184,070
                                      -----------  ----------  ---------

       Expenses:
         General Partner's
           expense reimbursement           99,432     357,110    456,542
         Professional fees                 16,284      60,652     76,936
         Other operating expenses           4,366      16,125     20,491
         Credit for lease losses         (100,642)   (246,886)  (347,528)
                                      -----------  ----------  ---------

                                           19,440     187,001    206,441
                                      -----------  ----------  ---------


       Net loss                           $(2,304)   $(20,067)  $(22,371)
                                      ===========  ==========  =========


       Net loss - General Partner            $(23)      $(201)     $(224)
                                      ===========  ==========  =========


       Net loss - Limited Partners        $(2,281)   $(19,866)  $(22,147)
                                      ===========  ==========  =========

       Net loss per limited
         partnership unit                   $(.05)      $(.13)
                                            =====       =====

       Weighted average number
         of limited partnership units
         outstanding                       44,468     155,509
                                           ======     =======










               See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.

                       STATEMENTS OF REVENUE AND EXPENSES

                   For the three months ended March 31, 1996
                                  (Unaudited)


                                      Liquidating  Continuing
                                        Limited     Limited
                                       Partners     Partners     Total
                                      -----------  ----------  ----------
       Revenue:
         Lease income                   $  15,695   $ 233,377   $ 249,072
         Interest income                   13,535      69,268      82,803
                                      -----------  ----------  ----------

                                           29,230     302,645     331,875
                                      -----------  ----------  ----------

       Expenses:
         Management fees-New Era           71,106     271,228     342,334
         General Partner's
           expense reimbursement           57,996     202,777     260,773
         Professional fees                 25,424      90,432     115,856
         Other operating expenses           5,892      21,844      27,736
                                      -----------  ----------  ----------

                                          160,418     586,281     746,699
                                      -----------  ----------  ----------


       Net loss                         $(131,188)  $(283,636)  $(414,824)
                                      ===========  ==========  ==========


       Net loss - General Partner         $(1,312)    $(2,836)    $(4,148)
                                      ===========  ==========  ==========


       Net loss - Limited Partners      $(129,876)  $(280,800)  $(410,676)
                                      ===========  ==========  ==========

       Net loss per limited
         partnership unit                  $(2.92)     $(1.81)
                                           ======      ======

       Weighted average number
         of limited partnership units
         outstanding                       44,468     155,509
                                           ======     =======












               See accompanying notes to financial statements.

                  DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.

                   STATEMENT OF CHANGES IN PARTNERS' EQUITY
                                 (Unaudited)




                                          Liquidating  Continuing
                               General      Limited     Limited       Total
                              Partner's    Partners'   Partners'    Partners'
                               Equity       Equity       Equity      Equity
                             -----------  -----------  ----------  -----------

 Balance, December 31, 1996    $(356,167)*  $2,640,683  $8,001,078  $10,285,594

   Net loss                         (224)       (2,281)    (19,866)     (22,371)
   Allocation of General
     Partner's Equity            356,391       (57,052)   (299,339)        -
                             -----------   -----------  ----------  -----------

 Balance, March 31, 1997       $       -    $2,581,350  $7,681,873  $10,263,223
                             ===========   ===========  ==========  ===========



* Balance as previously reported was $0 due to allocation of $57,029 and $299,138 to Liquidating and Continuing Limited Partners' Equity, respectively.












                See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.

                            STATEMENTS OF CASH FLOWS

                   For the three months ended March 31, 1997
                                  (Unaudited)


                                        Liquidating  Continuing
                                          Limited     Limited
                                         Partners     Partners     Total
                                        -----------  ----------  ----------

    Cash flows from operating
      activities:
      Net loss                           $   (2,304) $  (20,067) $  (22,371)
      Adjustments to reconcile net loss
        to net cash used in operating
        activities:
        Credit for lease losses            (100,642)   (246,886)   (347,528)
        Changes in assets and
          liabilities:
          Accounts payable and
            accrued expenses                (41,901)   (161,155)   (203,056)
          Lessee rental deposits             (3,604)    (15,873)    (19,477)
          Due to management
            company                          12,674      47,002      59,676
                                        -----------  ----------  ----------

                                           (135,777)   (396,979)   (532,756)
                                        -----------  ----------  ----------

    Cash flows from investing
      activities:
      Principal collections on leases       102,294     857,044     959,338
                                        -----------  ----------  ----------

    Net increase (decrease) in cash
      and cash equivalents                  (33,483)    460,065     426,582

    Cash and cash equivalents:
      Beginning of year                   2,357,430   3,986,042   6,343,472
                                        -----------  ----------  ----------

      End of first quarter               $2,323,947  $4,446,107  $6,770,054
                                        ===========  ==========  ==========




                See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.

                            STATEMENTS OF CASH FLOWS

                   For the three months ended March 31, 1996
                                  (Unaudited)


                                      Liquidating  Continuing
                                        Limited      Limited
                                       Partners     Partners       Total
                                      -----------  -----------  -----------

     Cash flows from operating
       activities:
       Net loss                         $(131,188)   $(283,636)   $(414,824)
       Adjustments to reconcile
         net loss to net cash used
         in operating activities:
         Changes in assets and
           liabilities:
           Accounts payable and
             accrued expenses             (18,622)     (75,013)     (93,635)
           Lessee rental deposits          (2,411)      (7,121)      (9,532)
           Due to management
             company                          105          341          446
                                      -----------  -----------  -----------

                                         (152,116)    (365,429)    (517,545)
                                      -----------  -----------  -----------

     Cash flows from investing
       activities:
       Principal collections
         on leases                        146,344    1,167,816    1,314,160
       Principal collections on
         installment contracts
         receivable                        32,814      114,732      147,546
                                      -----------  -----------  -----------

                                          179,158    1,282,548    1,461,706
                                      -----------  -----------  -----------

     Cash flows from financing
       activities:
       Distributions to Limited
         Partners                          -        (1,321,827)  (1,321,827)
       Distributions to General
         Partner                           -            (8,442)      (8,442)
                                      -----------  -----------  -----------

                                           -        (1,330,269)  (1,330,269)
                                      -----------  -----------  -----------

     Net increase (decrease) in cash
       and cash equivalents                27,042     (413,150)    (386,108)

     Cash and cash equivalents:
       Beginning of year                1,977,211    1,432,420    3,409,631
                                      -----------  -----------  -----------

       End of first quarter            $2,004,253   $1,019,270   $3,023,523
                                      ===========  ===========  ===========






                See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.

                         NOTES TO FINANCIAL STATEMENTS

                                 March 31, 1997
                                  (Unaudited)



NOTE 1 - ORGANIZATION:

Datronic Equipment Income Fund XVIII, L.P., a Delaware Limited Partnership (the "Partnership"), was formed on April 12, 1989 for the purpose of acquiring and leasing both high- and low-technology equipment. Reference is made to Notes 3, 4, 5, and 6 to the Partnership's financial statements included in the 1996 Form 10-K for a discussion of the alleged diversion of Partnership assets in 1991 and 1992 and the subsequent litigation and settlement, change in general partner, new classes of limited partners established and amendments to the Partnership Agreement that occurred.

NOTE 2 - BASIS OF FINANCIAL STATEMENTS:

The accompanying financial statements should be read in conjunction with the Partnership's financial statements included in the 1996 Form 10-K. The financial information furnished herein is unaudited but in the opinion of Management includes all adjustments necessary (all of which are normal recurring adjustments) for a fair presentation of financial condition and results of operations. See Note 2 to the Partnership's financial statements included in the 1996 Form 10-K.

NOTE 3 - LIMITED PARTNERSHIP DISTRIBUTIONS:

Distributions to Liquidating Limited Partners were suspended after payment of the July 1, 1995 distribution. Distributions to the Continuing Limited Partners were suspended after payment of the April 1, 1996 distribution.

PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of liquidity and capital resources covers material changes in the Partnership's financial condition from December 31, 1996 through March 31, 1997. The discussion and analysis of results of operations is for the three month period ended March 31, 1997 as compared to the corresponding period in 1996.

Financial Condition, Liquidity and Capital Resources

During the three months ended March 31, 1997, Partnership assets continued to be converted to cash in order to, generally, pay Partnership operating expenses.

Net investment in direct financing leases decreased approximately $612,000 during the three months ended March 31, 1997. This decrease is primarily attributable to principal collections of approximately $959,000, partially offset by a credit for lease loss of approximately $348,000.

Accounts payable and accrued expenses decreased approximately $203,000 during the three months ended March 31, 1997 primarily due to payment of accrued legal fees and sales and use taxes.

Partners' equity decreased approximately $22,000 during the three months ended March 31, 1997 due to a net loss of approximately $22,000.

During the three months ended March 31, 1997, the Partnership's operating activities resulted in a use of approximately $533,000 of cash. This was due principally to a net loss of approximately $22,000, decreases in accounts payable and lessee rental deposits of approximately $223,000, and a non-cash credit provision for lease losses of approximately $348,000, partially offset by a decrease in due from management company of approximately $60,000. During the period, cash flows from investing activities aggregated approximately $959,000 relating to principal collections on leases.

The Partnership's sources of liquidity on both a long-term and short-term basis are expected to come principally from cash-on-hand and cash receipts from lessees under leases owned by the Partnership. In addition, the Partnership's sources of liquidity on a long-term basis are expected to include proceeds from the sale of other assets of the Partnership including, without limitation, Diverted and other assets and portions of the Partnership's lease portfolio which may be sold in bulk. Management believes that its sources of liquidity in the short and long-term are sufficient to meet its operating cash obligations and provide for the ongoing pursuit of litigation and an orderly liquidation of the Partnership. Distributions to the Liquidating Limited Partners were suspended after the July 1, 1995 distribution and distributions to the Continuing Limited Partners were suspended after the April 1, 1996 distribution. It is unlikely that any additional distributions will be made until all remaining assets are liquidated and the pending litigation is resolved.

The continued operation and eventual liquidation of the Partnership involves numerous complex issues which have to be resolved. These issues relate to the timing and realizability of lease-related assets, Diverted and other assets, Datronic assets, litigation and the liquidation of the other Datronic Partnerships (see Notes 3, 5 and 9 to the Partnership's financial statements included in the 1996 Form 10-K). These issues make it difficult to predict the time and costs necessary to operate and liquidate the Partnership in an orderly manner. As a result of these uncertainties, it is unlikely that any additional distributions will be made until all remaining assets are liquidated and the pending litigation is resolved, and the amount of future distributions, if any, to the Limited Partners is likely to be significantly less than the amount of partners' equity reflected in the March 31, 1997 Balance Sheets (see financial statements included in Item 1).

Results of Operations

Lease income decreased approximately $140,000 for the three month period ended March 31, 1997 as compared to the corresponding period in 1996 due to the declining lease portfolio.

Interest income decreased approximately $8,000 for the three month period ended March 31, 1997 as compared to the corresponding period in 1996, primarily due to an early payoff of an installment contract receivable in December 1996, partially offset by additional interest earned as a result of increased cash balances.

Management fees-New Era represent amounts paid New Era for managing the Partnership on a day-to-day basis pursuant to a Management Agreement which was terminated effective June 30, 1996. Accordingly, fees paid to New Era amounted to zero for the three months ended March 31, 1997 as compared to approximately $342,000 for the same period in 1996. Subsequent to June 30, 1996 the General Partner has assumed responsibility for the day-to-day management of the Partnership and the corresponding costs and expenses are included in General Partner's expense reimbursement. See Note 8 to the Partnership's financial statements included in the 1996 Form 10-K.

The General Partner's expense reimbursement represents amounts paid to LRC in its capacity as general partner in excess of general partner distributions. Total amounts paid to LRC for the three months ended March 31, 1997 were approximately $457,000 (consisting of general partner's expense reimbursement of approximately $457,000 and no general partner distribution). Total amounts paid to LRC for the three months ended March 31, 1996 were approximately $269,000 (consisting of general partner's expense reimbursement of $261,000 and general partner distribution of $8,000). The increase of approximately $188,000 results from expenses of approximately $209,000 incurred in 1997 to manage the day-to-day operations of the Partnership due to the termination of the Management Agreement with New Era as of June

30, 1996, (see Note 8 to the Partnership's financial statements included in the 1996 Form 10-K) partially offset by an overall decrease in all other expenses of approximately $21,000.

Professional fees decreased approximately $39,000 for the three month period ended March 31, 1997 as compared to the corresponding period in 1996, primarily due to decreased legal fees relating to Partnership claims against former accountants and others, audit fees, and consulting services.

The $348,000 credit for lease losses for the three months ended March 31, 1997 reflects recoveries on the Master Lease with CRCA (see Note 12 to the Partnership's financial statements included in the 1996 Form 10-K), as well as the impact from Management's ongoing assessment of potential losses inherent in the lease portfolio.

PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

Reference is made to Item 3 - Legal Proceedings in the Partnership's December 31, 1996 Form 10-K, for a discussion of material legal proceedings involving the Partnership.

ITEM 2.  CHANGES IN SECURITIES


None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits


See Exhibit Index.

(b)  Reports on Form 8-K


None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 12th day of May 1997.





                    DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                    Registrant





               By:  /s/DONALD D. TORISKY
                    -----------------------------
                    Donald D. Torisky
                    Chairman and Chief Executive Officer,
                    Lease Resolution Corporation
                    General Partner of
                    Datronic Equipment Income Fund XVIII, L.P.



               By:  /s/ROBERT P. SCHAEN
                    -----------------------------
                    Robert P. Schaen
                    Vice-Chairman and Chief Financial Officer,
                    Lease Resolution Corporation
                    General Partner of
                    Datronic Equipment Income Fund XVIII, L.P.

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