Form 10-Q
period 1997-06-30
DATRONIC EQUIPMENT INCOME FUND XVIII L P
filed 1997-08-13
CIK 850671

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-Q
                       Quarterly Report Under Section 13
                          or 15 (d) of the Securities
                              Exchange Act of 1934
                             ----------------------


For the Quarter Ended
June 30, 1997                                   Commission File Number  0-18650
---------------------                           -------------------------------


                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
             (Exact name of Registrant as specified in its charter)
             ------------------------------------------------------

Delaware                                                    36-3639399
----------------                                    ---------------------------
State or other                                      IRS Employer Identification
jurisdiction of                                               Number
incorporation or
organization

1300 E. Woodfield Road, Suite 312                   Schaumburg, Illinois 60173
---------------------------------                   --------------------------
 Address of principal                                  City, State, Zip Code
 executive offices

Registrant's telephone number:                             (847) 240-6200
                                                           --------------



  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



                              (1)  Yes  x   No

                                       --      ---
                              (2)  Yes  x   No
                                       --      ---

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1997

PART I - FINANCIAL INFORMATION

Item 1.


  Index to Financial Statements

    Balance Sheets

      June 30, 1997 (unaudited)                                        3

      December 31, 1996                                                4

    Statements of Revenue and Expenses (unaudited)

      For the three months ended June 30, 1997                         5

      For the three months ended June 30, 1996                         6

      For the six months ended June 30, 1997                           7

      For the six months ended June 30, 1996                           8

    Statements of Changes in Partners' Equity

      For the six months ended June 30, 1997
         (unaudited)                                                   9

    Statements of Cash Flows (unaudited)

      For the six months ended June 30, 1997                          10

      For the six months ended June 30, 1996                          11

    Notes to Financial Statements (unaudited)                         12

Item 2.


  Management's Discussion and Analysis of
    Financial Condition and Results of Operations                13 - 15

PART II - OTHER INFORMATION

Items 1-6.                                                            16

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                                 BALANCE SHEETS
                                 June 30, 1997
                                   Unaudited


                                                    Liquidating             Continuing
                                                      Limited                Limited
                                                      Partners               Partners              Total
                                                     ----------             ----------           ---------
ASSETS
Cash and cash equivalents                             $2,309,062            $ 5,038,290           $ 7,347,352
Net investment in direct
  financing leases                                           309              1,815,274             1,815,583
Diverted and other assets, net                           312,149              1,091,397             1,403,546
Datronic assets, net                                        -                      -                     -
                                                      ----------            -----------           -----------

                                                      $2,621,520            $ 7,944,961           $10,566,481
                                                      ==========            ===========           ===========

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and
  accrued expenses                                    $   16,020            $    73,287           $    89,307
Lessee rental deposits                                    36,363                161,234               197,597
                                                      ----------            -----------           -----------

Total liabilities                                         52,383                234,521               286,904

Total partners' equity                                 2,569,137              7,710,440            10,279,577
                                                      ----------            -----------           -----------

                                                      $2,621,520            $ 7,944,961           $10,566,481
                                                      ==========            ===========           ===========





                See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                                 BALANCE SHEETS
                          By Class of Limited Partner
                               December 31, 1996


                                                     Liquidating             Continuing
                                                       Limited                Limited
                                                       Partners               Partners             Total
                                                      ----------             ----------          ---------
ASSETS
Cash and cash equivalents                              $2,357,430            $3,986,042           $ 6,343,472
Due from management company                                12,674                47,002                59,676
Net investment in direct
  financing leases                                          4,491             3,011,385             3,015,876
Diverted and other assets, net                            312,149             1,091,397             1,403,546
Datronic assets, net                                         -                     -                     -
                                                       ----------            ----------           -----------

                                                       $2,686,744            $8,135,826           $10,822,570
                                                       ==========            ==========           ===========


LIABILITIES AND PARTNERS' EQUITY

Accounts payable and
  accrued expenses                                     $   57,989            $  233,827           $   291,816
Lessee rental deposits                                     45,101               200,059               245,160
                                                       ----------            ----------           -----------

Total liabilities                                         103,090               433,886               536,976

Total partners' equity                                  2,583,654             7,701,940            10,285,594
                                                       ----------            ----------           -----------

                                                       $2,686,744            $8,135,826           $10,822,570
                                                       ==========            ==========           ===========





                See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                    For the three months ended June 30, 1997
                                  (Unaudited)


                                                          Liquidating         Continuing
                                                            Limited            Limited
                                                           Partners            Partners             Total
                                                          ----------          ----------          ---------
Revenue:
  Lease income                                              $   3,057          $  86,817           $  89,874
  Interest income                                              18,544             72,062              90,606
                                                            ---------          ---------           ---------

                                                               21,601            158,879             180,480
                                                            ---------          ---------           ---------

Expenses:
  General Partner's expense
    reimbursement                                              83,932            300,723             384,655
  Professional fees                                            19,548             72,949              92,497
  Other operating expenses                                        270              1,164               1,434
  Credit for lease losses                                     (69,936)          (244,524)           (314,460)
                                                            ---------          ---------           ---------

                                                               33,814            130,312             164,126
                                                            ---------          ---------           ---------


Net earnings (loss)                                         $ (12,213)         $  28,567           $  16,354
                                                            =========          =========           =========

Net earnings (loss) -
  General Partner                                           $    (122)         $     286           $     164
                                                            =========          =========           =========

Net earnings (loss) -
  Limited Partners                                          $ (12,091)         $  28,281           $  16,190
                                                            =========          =========           =========

Net earnings (loss) per limited
  partnership unit                                             $ (.27)           $   .18
                                                               ======            =======

Weighted average number
  of limited partnership
  units outstanding                                            44,468            155,509
                                                               ======            =======





                See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                    For the three months ended June 30, 1996
                                  (Unaudited)


                                                          Liquidating         Continuing
                                                            Limited            Limited
                                                           Partners            Partners             Total
                                                          ----------          ----------          ---------
Revenue:
  Lease income                                              $  40,445          $ 294,224           $ 334,669
  Interest income                                              16,243             84,986             101,229
                                                            ---------          ---------           ---------

                                                               56,688            379,210             435,898
                                                            ---------         ----------           ---------
Expenses:
  Management fees-New Era                                      71,099            261,395             332,494
  General Partner's expense
    reimbursement                                              16,579             57,968              74,547
  Professional fees                                            22,134             81,908             104,042
  Other operating expenses                                        745              2,940               3,685
                                                            ---------          ---------           ---------

                                                              110,557            404,211             514,768
                                                            ---------          ---------           ---------

Net loss                                                    $ (53,869)         $ (25,001)          $ (78,870)
                                                            =========          =========           =========
Net loss -
  General Partner                                           $    (539)         $    (250)          $    (789)
                                                            =========          =========           =========
Net loss -
  Limited Partners                                          $ (53,330)         $ (24,751)          $ (78,081)
                                                            =========          =========           =========

Net loss per limited
  partnership unit                                             $(1.20)           $  (.16)
                                                               ======            =======
Weighted average number
  of limited partnership
  units outstanding                                            44,468            155,509
                                                               ======            =======





                See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                     For the six months ended June 30, 1997
                                  (Unaudited)


                                                     Liquidating          Continuing
                                                       Limited             Limited
                                                       Partners            Partners               Total
                                                      ----------          ----------           -----------
Revenue:
  Lease income                                         $   6,483            $ 192,558           $  199,041
  Interest income                                         32,254              133,255              165,509
                                                       ---------            ---------           ----------

                                                          38,737              325,813              364,550
                                                       ---------            ---------           ----------

Expenses:
  General Partner's expense
    reimbursement                                        183,364              657,833              841,197
  Professional fees                                       35,832              133,601              169,433
  Other operating expenses                                 4,636               17,289               21,925
  Credit for lease losses                               (170,578)            (491,410)            (661,988)
                                                       ---------            ---------           ----------

                                                          53,254              317,313              370,567
                                                       ---------            ---------           ----------

Net earnings (loss)                                    $ (14,517)           $   8,500           $   (6,017)
                                                       =========            =========           ==========
Net earnings (loss) -
  General Partner                                      $    (145)           $      85           $      (60)
                                                       =========            =========           ==========
Net earnings (loss) -
  Limited Partners                                     $ (14,372)           $   8,415           $   (5,957)
                                                       =========            =========           ==========
Net earnings (loss) per limited
  partnership unit                                        $ (.32)             $   .05
                                                          ======              =======
Weighted average number
  of limited partnership
  units outstanding                                       44,468              155,509
                                                          ======              =======





                See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                     For the six months ended June 30, 1996
                                  (Unaudited)


                                                     Liquidating          Continuing
                                                       Limited             Limited
                                                       Partners            Partners                Total
                                                      ----------          ----------            ----------
Revenue:
  Lease income                                         $  56,140            $ 527,601           $  583,741
  Interest income                                         29,778              154,254              184,032
                                                       ---------            ---------           ----------

                                                          85,918              681,855              767,773
                                                       ---------            ---------           ----------

Expenses:
  Management fees-New Era                                142,205              532,623              674,828
  General Partner's expense
    reimbursement                                         74,575              260,745              335,320
  Professional fees                                       47,558              172,340              219,898
  Other operating expenses                                 6,637               24,784               31,421
                                                       ---------            ---------           ----------

                                                         270,975              990,492            1,261,467
                                                       ---------            ---------           ----------

Net loss                                               $(185,057)           $(308,637)          $ (493,694)
                                                       =========            =========           ==========
 Net loss -
  General Partner                                      $  (1,851)           $  (3,086)          $   (4,937)
                                                       =========            =========           ==========
 Net loss -
  Limited Partners                                     $(183,206)           $(305,551)          $ (488,757)
                                                       =========            =========           ==========
 Net loss per limited
  partnership unit                                        $(4.12)             $ (1.96)
                                                          ======              =======
 Weighted average number
  of limited partnership
  units outstanding                                       44,468              155,509
                                                          ======              =======





                See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                    STATEMENT OF CHANGES IN PARTNERS' EQUITY
                                  (Unaudited)




                                                               Liquidating      Continuing
                                                General          Limited          Limited           Total
                                               Partner's        Partners'        Partners'        Partners'
                                                 Equity           Equity           Equity           Equity
                                               ---------        ---------        ---------        ---------
Balance, December 31, 1996                    $(356,167)*       $2,640,683        $8,001,078      $10,285,594

  Net earnings (loss)                               (60)           (14,372)            8,415           (6,017)
  Allocation of General
    Partner's equity                            356,227            (57,174)         (299,053)            -
                                              ---------         ----------        ----------        ---------


Balance, June 30, 1997                        $    -            $2,569,137        $7,710,440      $10,279,577
                                              =========         ==========        ==========      ===========


* Balance as previously reported was $0 due to allocation of $57,029 and $299,138 to Liquidating and Continuing Limited Partners' Equity, respectively.





                See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                            STATEMENTS OF CASH FLOWS
                     For the six months ended June 30, 1997
                                  (Unaudited)



                                                             Liquidating       Continuing
                                                               Limited          Limited
                                                               Partners         Partners           Total
                                                              ----------       ----------        ---------
Cash flows from operating
  activities:
  Net earnings (loss)                                         $  (14,517)      $    8,500         $   (6,017)
  Adjustments to reconcile net earnings
    (loss) to net cash used in operating
    activities:
    Credit for lease losses                                     (170,578)        (491,410)          (661,988)
    Changes in assets and liabilities:
      Accounts payable and accrued
        expenses                                                 (41,969)        (160,540)          (202,509)
      Lessee rental deposits                                      (8,738)         (38,825)           (47,563)
      Due from management company                                 12,674           47,002             59,676
                                                              ----------       ----------         ----------

                                                                (223,128)        (635,273)          (858,401)
                                                              ----------       ----------         ----------

Cash flows from investing activities:
  Principal collections on leases                                174,760        1,687,521          1,862,281
                                                              ----------       ----------         ----------


Net increase (decrease) in cash
  and cash equivalents                                           (48,368)       1,052,248          1,003,880

Cash and cash equivalents:
  Beginning of year                                            2,357,430        3,986,042          6,343,472
                                                              ----------       ----------         ----------


  End of second quarter                                       $2,309,062       $5,038,290         $7,347,352
                                                              ==========       ==========         ==========





                See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                            STATEMENTS OF CASH FLOWS
                     For the six months ended June 30, 1996
                                  (Unaudited)



                                                        Liquidating          Continuing
                                                          Limited             Limited
                                                         Partners             Partners             Total
                                                        ----------           ----------          ---------
Cash flows from operating
  activities:
  Net loss                                                $ (185,057)        $ (308,637)          $ (493,694)
  Adjustments to reconcile
    net loss to net cash used
    in operating activities:
      Changes in assets and
        liabilities:
        Accounts payable and
          accrued expenses                                   (19,272)           (72,196)             (91,468)
        Lessee rental deposits                                41,023            147,620              188,643
        Due to management company                                 77                274                  351
                                                          ----------         ----------           ----------

                                                            (163,229)          (232,939)            (396,168)
                                                          ----------         ----------           ----------

Cash flows from investing
  activities:
  Principal collections on leases                            260,385          2,202,954            2,463,339
  Principal collections on
    installment contracts
    receivable                                                67,953            237,592              305,545
  Release of restricted cash                                  20,152             70,460               90,612
                                                          ----------         ----------           ----------

                                                             348,490          2,511,006            2,859,496
                                                          ----------         ----------           ----------

Cash flows from financing
  activities:
  Distributions to Limited
    Partners                                                    -            (1,757,252)          (1,757,252)
  Distributions to General Partner                              -                (8,570)              (8,570)
                                                          ----------         ----------           ----------
                                                                -            (1,765,822)          (1,765,822)
                                                          ----------         ----------           ----------
Net increase in cash
  and cash equivalents                                       185,261            512,245              697,506

Cash and cash equivalents:
  Beginning of year                                        1,977,211          1,432,420            3,409,631
                                                          ----------         ----------           ----------

  End of second quarter                                   $2,162,472         $1,944,665           $4,107,137
                                                          ==========         ==========           ==========



                See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 1997
                                  (Unaudited)

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

PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of liquidity and capital resources covers material changes in the Partnership's financial condition from December 31, 1996 through June 30, 1997. The discussion and analysis of results of operations is for the three and six month periods ended June 30, 1997 as compared to the corresponding periods in 1996.

Financial Condition, Liquidity and Capital Resources

During the six months ended June 30, 1997, Partnership assets continued to be converted to cash in order to pay Partnership operating expenses, liquidate Partnership liabilities and increase cash balances to provide cash reserves for the ultimate liquidation of the Partnership.

Net investment in direct financing leases decreased approximately $1,200,000 during the six months ended June 30, 1997. This decrease is primarily attributable to principal collections of approximately $1,862,000, partially offset by a credit for lease losses of approximately $662,000.

Accounts payable and accrued expenses decreased approximately $203,000 during the six months ended June 30, 1997 primarily due to payment of accrued legal fees and sales and use taxes.

Lessee rental deposits decreased approximately $48,000 resulting from payments made to lessees at the end of lease term.

Partners' equity decreased during the six months ended June 30, 1997 due to a net loss of approximately $6,000.

During the six months ended June 30, 1997, the Partnership's operating activities resulted in a use of approximately $858,000 of cash. This was due principally to a net loss of approximately $6,000, decreases in accounts payable and lessee rental deposits of approximately $250,000, and a non-cash credit provision for lease losses of approximately $662,000, partially offset by a decrease in due from management company of approximately $60,000. During the period, cash flows from investing activities aggregated approximately $1,862,000 relating to principal collections on leases.

The Partnership's sources of liquidity on both a long-term and short-term basis are expected to come principally from cash-on-hand and cash receipts from lessees under leases owned by the Partnership. In addition, the Partnership's sources of liquidity on a long-term basis are expected to include proceeds from the sale of Diverted and other assets and portions of the Partnership's lease portfolio which may be sold in bulk. Management believes that its sources of liquidity in the short and long-term are sufficient to meet its operating cash obligations, provide for the ongoing pursuit of litigation and an orderly liquidation of the Partnership. Distributions to the Liquidating Limited Partners were suspended after the July 1, 1995 distribution and distributions to the Continuing Limited Partners were suspended after the April 1, 1996 distribution.

The continued operation and eventual liquidation of the Partnership involves numerous complex issues which have to be resolved. These issues relate to the timing and realizability of lease-related assets, Diverted and other assets, Datronic assets, litigation and the liquidation of the other Datronic Partnerships (see Notes 3, 5 and 9 to the Partnership's financial statements included in the 1996 Form 10-K). These issues make it difficult to predict the time and costs necessary to operate and liquidate the Partnership in an orderly manner. As a result of these uncertainties, it is unlikely that any additional distributions will be made until all remaining assets are liquidated and the pending litigation is resolved. The amount of future distributions, if any, to the Limited Partners is likely to be significantly less than the amount of partners' equity reflected in the June 30, 1997 Balance Sheets (see the financial statements included in Item 1).

Results of Operations

Lease income decreased approximately $245,000 and $385,000 for the three and six month periods ended June 30, 1997 as compared to the corresponding periods in 1996. These decreases were primarily due to declining lease portfolios and in the second quarter of 1996 the one time receipt of approximately $325,000 of income resulting from transactions with PCR (see Note 12 of the Partnership's financial statements included in the 1996 Form 10-K), partially offset by a $200,000 provision to provide for the return of lease overpayment to lessees previously recorded as lease income.

Interest income decreased approximately $11,000 and $19,000 for the three and six month periods ended June 30, 1997 as compared to the corresponding periods in 1996, primarily due to an early payoff of an installment contract receivable in December 1996 and the recognition in the second quarter of 1996 of interest previously earned on restricted cash balances, partially offset by additional interest earned in the 1997 period as a result of increased cash balances.

Management fees-New Era represent amounts paid New Era for managing the Partnership on a day-to-day basis pursuant to a Management Agreement which was terminated effective June 30, 1996. Accordingly, fees paid to New Era amounted to zero for the three and six months ended June 30, 1997 as compared to approximately $332,000 and $675,000 for the same periods in 1996. Subsequent to June 30, 1996, LRC has assumed responsibility for the day-to-day management of the Partnership and the corresponding costs and expenses are included in General Partner's expense reimbursement (see Note 8 to the Partnership's financial statements included in the 1996 Form 10-K).

The General Partner's expense reimbursement represents amounts paid to LRC in its capacity as general partner in excess of what LRC received as partner distributions. LRC was paid approximately $385,000 for the three months ended June 30, 1997 and $841,000 for the six months then ended. This compares to total payments of $75,000 and $344,000 (including $8,000 in partner distributions), respectively, for the comparable three and six month periods of 1996. The increases of $310,000 and $497,000, respectively, for the three and six month periods primarily represent incremental expenses associated with LRC's assumption of the day-to-day management of the Partnership's operations effective July 1, 1996. These expenses were previously included in Management Fees-New Era (see Note 8 to the Partnership's financial statements included in their 1996 Form 10-K). Included in the 1997 expenses is $66,000 representing a one time expense associated with the relocation of former New Era employees to reduced office space. Further, in 1996, the LRC expense reimbursement reflected the benefit of $124,000 representing the early payoff of management and consulting fees associated with PCR (see Note 12 to the Partnership's financial statements in the 1996 Form 10-K).

Professional fees decreased approximately $12,000 and $50,000 for the three and six month periods ended June 30, 1997 as compared to the corresponding periods in 1996, primarily due to decreased legal fees relating to Partnership claims against former accountants and others, audit fees, and collection fees.

The $314,000 and $662,000 credit for lease losses for the three and six months ended June 30, 1997 reflects recoveries on the Master Lease with CRCA (see Note 12 to the Partnership's financial statements included in the 1996 Form 10-K), as well as the impact from Management's ongoing assessment of potential losses inherent in the lease portfolio.

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


None.


ITEM 5.  OTHER INFORMATION


None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits


See Exhibit Index.

(b)  Reports on Form 8-K


None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 12th day of August 1997.





            DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
            Registrant





       By:  /s/DONALD D. TORISKY
            ------------------------------------
            Donald D. Torisky
            Chairman and Chief Executive Officer,
            Lease Resolution Corporation
            General Partner of
            Datronic Equipment Income Fund XVIII, L.P.




       By:  /s/ROBERT P. SCHAEN
            -----------------------------------------
            Robert P. Schaen
            Vice Chairman and Chief Financial Officer,
            Lease Resolution Corporation
            General Partner of
            Datronic Equipment Income Fund XVIII, L.P.

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