Form 10-Q
period 1997-09-30
DATRONIC EQUIPMENT INCOME FUND XVIII L P
filed 1997-11-13
CIK 850671

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-Q
                       Quarterly Report Under Section 13
                          or 15 (d) of the Securities
                              Exchange Act of 1934
                       ----------------------------------



 For the Quarter Ended
   September 30, 1997                           Commission File Number  0-18650
 ---------------------                          -------------------------------



                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
             (Exact name of Registrant as specified in its charter)
             ------------------------------------------------------


    Delaware                                                36-3639399
 ---------------                                   ---------------------------
 State or other                                    IRS Employer Identification
 jurisdiction of                                               Number
 incorporation or
 organization

 1300 E. Woodfield Road, Suite 312                   Schaumburg, Illinois 60173
 ---------------------------------                   ---------------------------
 Address of principal                                    City, State, Zip Code
 executive offices

 Registrant's telephone number:                  (847) 240-6200
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

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                                   FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997


PART I - FINANCIAL INFORMATION


Item 1.
-------

     Index to Financial Statements

       Balance Sheets

        September 30, 1997 (unaudited)                       3

        December 31, 1996                                    4

       Statements of Revenue and Expenses (unaudited)

        For the three months ended September 30, 1997        5

        For the three months ended September 30, 1996        6

        For the nine months ended September 30, 1997         7

        For the nine months ended September 30, 1996         8

       Statements of Changes in Partners' Equity

        For the nine months ended September 30, 1997
          (unaudited)                                        9

       Statements of Cash Flows (unaudited)

        For the nine months ended September 30, 1997        10

        For the nine months ended September 30, 1996        11

       Notes to Financial Statements (unaudited)       12 - 13

Item 2.
-------

     Management's Discussion and Analysis of
       Financial Condition and Results of Operations   14 - 17

PART II - OTHER INFORMATION

Items 1-6.                                                  18

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                                 BALANCE SHEETS
                               September 30, 1997
                                  (Unaudited)



                                   Liquidating  Continuing
                                     Limited     Limited
                                    Partners     Partners      Total
                                   -----------  ----------  -----------
ASSETS
------
Cash and cash equivalents          $2,289,200  $5,412,487  $ 7,701,687
Net investment in direct
  financing leases                          -   1,402,960    1,402,960
Diverted and other assets, net        312,149   1,091,397    1,403,546
Datronic assets, net                        -           -            -
                                  -----------  ----------  -----------
                                   $2,601,349  $7,906,844  $10,508,193
                                  ===========  ==========  ===========
LIABILITIES AND PARTNERS' EQUITY
--------------------------------
Accounts payable and
  accrued expenses                 $   14,883  $   68,257  $    83,140
Lessee rental deposits                 28,121     127,341      155,462
                                  -----------  ----------  -----------
Total liabilities                      43,004     195,598      238,602

Total partners' equity              2,558,345   7,711,246   10,269,591
                                  -----------  ----------  -----------
                                   $2,601,349  $7,906,844  $10,508,193
                                  ===========  ==========  ===========













                See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                                 BALANCE SHEETS
                               December 31, 1996




                                  Liquidating  Continuing
                                    Limited     Limited
                                   Partners     Partners      Total
                                  -----------  ----------  -----------
ASSETS
------
Cash and cash equivalents          $2,357,430  $3,986,042   $6,343,472
Due from management company            12,674      47,002       59,676
Net investment in direct
  financing leases                      4,491   3,011,385    3,015,876
Diverted and other assets, net        312,149   1,091,397    1,403,546
Datronic assets, net                        -           -            -
                                  -----------  ----------  -----------

                                   $2,686,744  $8,135,826  $10,822,570
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

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                 For the three months ended September 30, 1997
                                  (Unaudited)



                                  Liquidating  Continuing
                                    Limited     Limited
                                   Partners     Partners     Total
                                  -----------  ----------  ---------
 Revenue:
  Lease income                      $   1,009    $ 65,770   $ 66,779
  Interest income                      20,840      76,384     97,224
                                  -----------  ----------  ---------

                                       21,849     142,154    164,003
                                  -----------  ----------  ---------

 Expenses:
  General Partner's expense
   reimbursement                       58,564     230,977    289,541
  Professional fees                    30,927     108,997    139,924
  Other operating expenses              4,075      14,390     18,465
  Credit for lease losses             (60,925)   (213,016)  (273,941)
                                  -----------  ----------  ---------

                                       32,641     141,348    173,989
                                  -----------  ----------  ---------


 Net earnings (loss)                $ (10,792)   $    806   $ (9,986)
                                  ===========  ==========  =========


 Net earnings (loss) -
  General Partner                   $    (108)   $      8   $   (100)
                                  ===========  ==========  =========


 Net earnings (loss) -
  Limited Partners                  $ (10,684)   $    798   $ (9,886)
                                  ===========  ==========  =========


 Net earnings (loss) per limited
  partnership unit                  $  (0.24)    $   0.01
                                  ===========  ==========

 Weighted average number
  of limited partnership units
  outstanding                          44,468     155,509
                                  ===========  ==========








                See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                 For the three months ended September 30, 1996
                                  (Unaudited)



                               Liquidating  Continuing
                                 Limited     Limited
                                Partners     Partners     Total
                               -----------  ----------  ----------
Revenue:
 Lease income (loss)            $  (31,671)  $  20,164  $  (11,507)
 Interest income                    14,542      83,523      98,065
                               -----------  ----------  ----------

                                   (17,129)    103,687      86,558
                               -----------  ----------  ----------

Expenses:
 General Partner's expense
  reimbursement                     62,120     227,332     289,452
 Professional fees                  25,542      90,978     116,520
 Other operating expenses            5,093      18,197      23,290
                               -----------  ----------  ----------

                                    92,755     336,507     429,262
                               -----------  ----------  ----------


Net loss                        $ (109,884)  $(232,820) $ (342,704)
                               ===========  ==========  ==========


Net loss - General Partner      $   (1,099)  $  (2,328) $   (3,427)
                               ===========  ==========  ==========


Net loss - Limited Partners     $ (108,785)  $(230,492) $ (339,277)
                               ===========  ==========  ==========


Net loss per limited
 partnership unit               $    (2.45)  $   (1.48)
                               ===========  ==========


Weighted average number
 of limited partnership units
 outstanding                        44,468     155,509
                               ===========  ==========





                See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                  For the nine months ended September 30, 1997
                                  (Unaudited)



                               Liquidating  Continuing
                                 Limited     Limited
                                Partners     Partners     Total
                               -----------  ----------  ---------
Revenue:
 Lease income                   $    7,492   $ 258,328  $ 265,820
 Interest income                    53,094     209,639    262,733
                               -----------  ----------  ---------

                                    60,586     467,967    528,553
                               -----------  ----------  ---------

Expenses:
 General Partner's expense
  reimbursement                    241,928     888,810  1,130,738
 Professional fees                  66,759     242,598    309,357
 Other operating expenses            8,711      31,679     40,390
 Credit for lease losses          (231,503)   (704,426)  (935,929)
                               -----------  ----------  ---------

                                    85,895     458,661    544,556
                               -----------  ----------  ---------


Net earnings (loss)              $ (25,309)  $   9,306  $ (16,003)
                               ===========  ==========  =========


Net earnings (loss) -
 General Partner                $     (253)  $      93  $    (160)
                               ===========  ==========  =========


Net earnings (loss) -
 Limited Partners               $  (25,056)  $   9,213  $ (15,843)
                               ===========  ==========  =========


Net earnings (loss) limited
 partnership unit               $     (.56)  $     .06
                               ===========  ==========

Weighted average number
 of limited partnership units
 outstanding                        44,468     155,509
                               ===========  ==========





                See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                  For the nine months ended September 30, 1996
                                  (Unaudited)



                               Liquidating  Continuing
                                 Limited     Limited
                                Partners     Partners     Total
                               -----------  ----------  ----------
Revenue:
 Lease income                   $   24,469  $  547,765  $  572,234
 Interest income                    44,320     237,777     282,097
                               -----------  ----------  ----------

                                    68,789     785,542     854,331
                               -----------  ----------  ----------

Expenses:
 Management fees-New Era           142,205     532,623     674,828
 General Partner's expense
  reimbursement                    136,695     488,077     624,772
 Professional fees                  73,100     263,318     336,418
 Other operating expenses           11,729      42,982      54,711
                               -----------  ----------  ----------

                                   363,729   1,327,000   1,690,729
                               -----------  ----------  ----------


Net loss                        $ (294,940) $ (541,458) $ (836,398)
                               ===========  ==========  ==========


Net loss - General Partner      $   (2,949) $   (5,415) $   (8,364)
                               ===========  ==========  ==========


Net loss - Limited Partners     $ (291,991) $ (536,043) $ (828,034)
                               ===========  ==========  ==========


Net loss per limited
 partnership unit               $    (6.57) $    (3.45)
                               ===========  ==========


Weighted average number
 of limited partnership units
 outstanding                        44,468     155,509
                               ===========  ==========







                See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                    STATEMENT OF CHANGES IN PARTNERS' EQUITY
                                  (Unaudited)




                                           Liquidating  Continuing
                                General      Limited     Limited       Total
                               Partner's    Partners'   Partners'    Partners'
                                Equity       Equity       Equity      Equity
                              -----------  -----------  ----------  -----------

 Balance, December 31, 1996   $  (356,167)* $2,640,683  $8,001,078  $10,285,594

  Net earnings (loss)                (160)     (25,056)      9,213      (16,003)
  Allocation of General
   Partner's equity               356,327      (57,282)   (299,045)           -
                              -----------  -----------  ----------  -----------


 Balance, September 30, 1997  $         -   $2,558,345  $7,711,246  $10,269,591
                              ===========  ===========  ==========  ===========



* Balance as previously reported was $0 due to allocation of $57,029 and $299,138 to Liquidating and Continuing Limited Partners' Equity, respectively.








                See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                            STATEMENTS OF CASH FLOWS
                  For the nine months ended September 30, 1997
                                  (Unaudited)




                                           Liquidating  Continuing
                                             Limited     Limited
                                            Partners     Partners      Total
                                           -----------  ----------  -----------
Cash flows used for operating activities:
 Net earnings (loss)                        $  (25,309) $    9,306   $  (16,003)
 Adjustments to reconcile net earnings
  (loss) to net cash used in
  operating activities:
  Credit for lease losses                     (231,503)   (704,426)    (935,929)
  Changes in assets and liabilities:
   Accounts payable and accrued
     expenses                                  (43,106)   (165,570)    (208,676)
   Lessee rental deposits                      (16,980)    (72,718)     (89,698)
   Due from management company                  12,674      47,002       59,676
                                           -----------  ----------  -----------

                                              (304,224)   (886,406)  (1,190,630)
                                           -----------  ----------  -----------

Cash flows from investing activities:
 Principal collections on leases               235,994   2,312,851    2,548,845
                                           -----------  ----------  -----------


Net increase (decrease) in cash and
 cash equivalents                              (68,230)  1,426,445    1,358,215

Cash and cash equivalents:
 Beginning of year                           2,357,430   3,986,042    6,343,472
                                           -----------  ----------  -----------


 End of third quarter                       $2,289,200  $5,412,487   $7,701,687
                                           ===========  ==========  ===========













                See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                            STATEMENTS OF CASH FLOWS
                  For the nine months ended September 30, 1996
                                  (Unaudited)




                                           Liquidating  Continuing
                                             Limited      Limited
                                            Partners     Partners       Total
                                           -----------  -----------  -----------
Cash flows used for operating activities:
 Net loss                                   $ (294,940)  $ (541,458)  $ (836,398)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
   Changes in assets and liabilities:
     Accounts payable and accrued
      expenses                                 (19,106)     (72,069)     (91,175)
     Lessee rental deposits                     73,371      255,232      328,603
     Due to management company                     207          770          977
                                           -----------  -----------  -----------

                                              (240,468)    (357,525)    (597,993)
                                           -----------  -----------  -----------

Cash flows from investing activities:
 Principal collections on leases               325,499    3,006,537    3,332,036
 Principal collections on
  installment contract receivable              101,975      356,546      458,521
 Release of restricted cash                     20,152       70,460       90,612
                                           -----------  -----------  -----------

                                               447,626    3,433,543    3,881,169
                                           -----------  -----------  -----------

Cash flows used for financing activities:
 Distributions to Limited
  Partners                                           -   (1,757,252)  (1,757,252)
 Distributions to General Partner                    -       (8,570)      (8,570)
                                           -----------  -----------  -----------

                                                     -   (1,765,822)  (1,765,822)
                                           -----------  -----------  -----------

Net increase in cash
 and cash equivalents                          207,158    1,310,196    1,517,354

Cash and cash equivalents:
 Beginning of year                           1,977,211    1,432,420    3,409,631
                                           -----------  -----------  -----------

 End of third quarter                       $2,184,369   $2,742,616   $4,926,985
                                           ===========  ===========  ===========







                See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                         NOTES TO FINANCIAL STATEMENTS
                               September 30, 1997
                                  (Unaudited)


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

In December 1996, the Court approved a Management Termination Agreement between New Era Funding Corp. and Lease Resolution Corporation ("LRC"). Pursuant to that agreement, LRC assumed day-to-day management responsibility for the Partnership and for the related expenses incurred on its behalf retroactive to July 1, 1996. Accordingly, management fees totaling $331,549 for the period July 1-September 30, 1996 originally reported as Management fees-New Era in the Partnership's Statements of Revenue and Expenses for the three and nine months ended September 30, 1996 have been reclassified as General Partner's expense reimbursement. This reclassification has no effect on the Partnership's net loss for these periods and is consistent with the manner in which these expenses were reported for the full year in the Partnership's 1996 financial statements included in Form 10-K.

NOTE 3 - LIMITED PARTNERSHIP DISTRIBUTIONS:

Distributions to Liquidating Limited Partners were suspended after payment of the July 1, 1995 distribution. Distributions to the Continuing Limited Partners were suspended after payment of the April 1, 1996 distribution.

NOTE 4 - SUBSEQUENT EVENT SALE OF CRCA ASSETS:

On September 13, 1996, Computer Rental Corp. of America (CRCA) sold all of its assets (excluding cash) to Personal Computer Rental Corporation (PCRC) for approximately $6,200,000. Reference is made to Note 12 to the Partnership's financial statements included in the 1996 Form 10-K for a complete discussion of this transaction. In connection with the sale, PCRC issued two secured notes in the amount of $1,500,000 and $4,200,000 million, respectively. The unpaid principal balance of the notes were due to be paid November 1, 1997 in the amount of $600,000 and $4,200,000, respectively. LRC, on behalf of Funds XVIII and XX, has granted PCRC a 30 day extension of the due date to December 1, 1997 to allow PCRC additional time to raise the necessary funds to pay the balances due on the notes.

The Partnership has been recording recoveries on its master lease with CRCA as cash has been received by it. Proceeds from these notes are allocated 65% to the Partnership and 35% to Fund XX in accordance with their respective interests in the master lease agreements with CRCA. During 1997 a total of $1,182,130 has been received by CRCA from PCRC of which $768,502 has been remitted to the Partnership and $413,808 to Fund XX.

PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of liquidity and capital resources covers material changes in the Partnership's financial condition from December 31, 1996 through September 30, 1997. The discussion and analysis of results of operations is for the three and nine months ended September 30, 1997 as compared to the corresponding periods in 1996.

Financial Condition, Liquidity and Capital Resources

During the nine months ended September 30, 1997, Partnership assets continued to be converted to cash in order to pay Partnership operating expenses, liquidate Partnership liabilities and increase cash balances to provide cash reserves for the ultimate liquidation of the Partnership.

Net investment in direct financing leases decreased $1,613,000 during the nine months ended September 30, 1997. This decrease is primarily attributable to principal collections of $2,549,000, partially offset by a credit for lease losses of $936,000.

Accounts payable and accrued expenses decreased $209,000 during the nine months ended September 30, 1997 primarily due to payment of accrued legal fees and sales and use taxes.

Lessee rental deposits decreased $90,000 from the return of lease deposits at the expiration of the respective leases.

Partners' equity decreased during the nine months ended September 30, 1997 due to a net loss of $16,000.

During the nine months ended September 30, 1997, the Partnership's operating activities resulted in a use of $1,191,000 of cash. This was due principally to a net loss of $16,000, decreases in accounts payable and lessee rental deposits of $298,000, and a non-cash credit provision for lease losses of $936,000, partially offset by a decrease in due from management company of $60,000. During the period, cash flows from investing activities aggregated $2,549,000 relating to principal collections on leases.

The Partnership's sources of liquidity on both a long-term and short-term basis are expected to come principally from cash-on-hand and cash receipts from leases owned by the Partnership. In addition, the Partnership's sources of liquidity on a long-term basis are expected to include proceeds from the sale of Diverted and other assets and portions of the Partnership's lease portfolio which may be sold in bulk. Management believes that its sources of liquidity in the short and long-term are sufficient to meet its operating cash obligations, provide for the ongoing pursuit of litigation and an orderly liquidation of the Partnership. Distributions to the Liquidating Limited Partners were suspended after the July 1, 1995 distribution and distributions to the Continuing Limited Partners were suspended after the April 1, 1996 distribution.

The continued operation and eventual liquidation of the Partnership involves numerous complex issues which have to be resolved. These issues relate to the timing and realizability of lease-related assets, Diverted and other assets, Datronic assets, litigation and the liquidation of the other Datronic Partnerships (see Notes 3, 5 and 9 to the Partnership's financial statements included in the 1996 Form 10-K). These issues make it difficult to predict the time and costs necessary to operate and liquidate the Partnership in an orderly manner. As a result of these uncertainties, it is unlikely that any additional distributions will be made until all remaining assets are liquidated and the pending litigation is resolved. The amount of future distributions, if any, to the Limited Partners is likely to be significantly less than the amount of partners' equity reflected in the September 30, 1997 Balance Sheets (see the financial statements included in Item 1).

Results of Operations

Lease income increased by $78,000 for the three months ended September 30, 1997 as compared to the corresponding three months of 1996. This was due to a $200,000 reduction of lease income in the third quarter 1996 which provided for the return of lease overpayments previously recorded as income, partially offset by a decline in third quarter 1997 lease income because of the decreased size of the lease portfolio.

Lease income for the nine months ended September 30, 1997 decreased by $306,000 as compared to the corresponding nine months of 1996. This was due to (i) a second quarter 1996 reduction of $200,000 for lease overpayments, partially offset by $325,000 of non-recurring income from a transaction with PCR (see
Note 12 to the Partnership's financial statements included in the 1996 Form 10-K), (ii) the $200,000 third quarter 1996 reduction noted above, and (iii) a $381,000 decline in lease income for the nine months ended September 30, 1997 because of the decreased size of lease portfolio.

Interest income decreased $19,000 for the nine month period ended September 30, 1997 as compared to the corresponding period in 1996, primarily due to an early payoff of an installment contract receivable in December 1996 and the recognition in the second quarter 1996 of interest previously earned on restricted cash balances, partially offset by additional interest earned in the 1997 period as a result of increased cash balances.

Management fees-New Era represents payments to New Era Funding for managing the day-to-day operations of the Partnership pursuant to a Management Agreement that was terminated effective June 30, 1996. Accordingly, no management fees were paid to New Era for any periods after that date. Management fees of $675,000 for the nine months ended September 30, 1996 are all attributable to the first six months of the year. Effective July 1, 1996, the General Partner, Lease Resolution Corporation ("LRC") assumed responsibility for the day-to-day management of the Partnership and the related expenses are included in General Partner's expense reimbursement (see Note 8 to the financial statements included in the 1996 Form 10-K).

The General Partner's expense reimbursement includes (i) payments to LRC for expenses it incurred as general partner beyond those recovered by its partner distributions, and (ii) effective July 1, 1996, reimbursement of additional expenses incurred by LRC in the day-to-day management of the Partnership. The following table summarizes all payments to LRC for the three and nine months ended September 30, 1996 and 1997.

                                       General
                       Expense         Partner
                    Reimbursement   Distributions    Total
                    ----------------------------------------
Three months ended
 9/30/97            $  290,000      $     -       $  290,000
 9/30/96               290,000            -          290,000
                    ----------------------------------------
Increase (decrease) $        -      $     -       $        -
                    ========================================

Nine months ended
 9/30/97            $1,131,000      $     -       $1,131,000
 9/30/96               625,000        9,000          634,000
                    ----------------------------------------

Increase (decrease) $  506,000      $(9,000)      $  497,000
                    ========================================


Total payments to LRC for the three months ended September 30, 1996 and 1997 remained at the same net levels because of the offsetting effects of several items including, staff reductions and other cost savings associated with the management of the Partnership. These 1997 savings were partially offset by a $120,000 premium for insurance coverage that extends through the ultimate liquidation of the Partnership. In addition, 1996 expenses were lower than they would have otherwise been because of a $188,000, one-time reimbursement from CRCA (see Note 12 to the Partnership's financial statements included in the 1996 Form 10-K).

The nine month increase of $497,000 reflects the fact that LRC managed the day-to-day operations of the Partnership for all three quarters through September 30, 1997 versus only one quarter in 1996, partially offset by staff reductions and other cost savings. The increase also includes the $120,000 insurance premium noted above and a $66,000, one-time charge for relocating the former New Era staff to reduced office space. In addition, 1996 expenses for the nine months were lower than they would have otherwise been because of two non-recurring items: (i) the $188,000 CRCA reimbursement noted above and (ii) a $124,000 second quarter receipt from PCR for the early payoff of management and consulting fees (see Note 12 to the Partnership's financial statements included in the 1996 Form 10-K).

Professional fees increased $23,000 for the three months ended September 30, 1997 and decreased $27,000 for the nine months then ended as compared to the corresponding periods in 1996. The increase is primarily due to increased legal fees relating to Partnership claims against former accountants and others. The decrease is related to the decreases in other legal fees, collection fees, and audit fees.

The $274,000 and $936,000 credit for lease losses for the three and nine months ended September 30, 1997, respectively, reflects recoveries on the Master Lease with CRCA (see Note 12 to the Partnership's financial statements included in the 1996 Form 10-K), as well as the impact from Management's ongoing assessment of potential losses inherent in the lease portfolio.

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


None.


ITEM 5.  OTHER INFORMATION


None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits


See Exhibit Index.

(b)  Reports on Form 8-K


None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 13th day of November 1997.





          DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
          Registrant



     By:  /s/DONALD D. TORISKY
          -------------------------------------
          Donald D. Torisky
          Chairman and Chief Executive Officer,
          Lease Resolution Corporation
          General Partner of
          Datronic Equipment Income Fund XVIII, L.P.




     By:  /s/ROBERT P. SCHAEN
          -------------------------------------
          Robert P. Schaen
          Vice Chairman and Chief Financial Officer,
          Lease Resolution Corporation
          General Partner of
          Datronic Equipment Income Fund XVIII, L.P.

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