Form 10-K405
period 1997-12-31
DATRONIC EQUIPMENT INCOME FUND XVIII L P
filed 1998-03-27
CIK 850671

                                    FORM 10-K

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1997

Commission File Number 0-18650

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

    Delaware                                             36-3639399
 -------------------                                --------------------
   State or other                                       (I.R.S. Employer
   jurisdiction of                                   Identification No.)
   incorporation or
   organization

1300 E. Woodfield Road, Suite 312, Schaumburg, Illinois    60173
--------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code: (847) 240-6200
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:

Title of each class           Name of each exchange on which registered
       NONE                                     NONE
-------------------             -------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest
                      -------------------------------------
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                       ---    ---

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

As more fully described in Part II, Item 8, Notes 1, 5 and 8(a) during the second calendar quarter of 1992, it was learned that Edmund J. Lopinski, Jr., the president, director and majority stockholder of Datronic Rental Corp.("DRC"), the then general partner, in conjunction with certain other parties, may have diverted approximately $13.3 million of assets from the Datronic Partnerships and Transamerica Equipment Leasing Income Fund, L. P. ("TELIF") for his/their direct or indirect benefit. During 1992, a class action lawsuit was filed and subsequently certified on behalf of the limited partners in the Datronic Partnerships against DRC, various officers of DRC and various other parties. On March 4, 1993, a settlement was approved to resolve certain portions of the suit to enable the operations of the Datronic Partnerships to continue while permitting the ongoing pursuit of claims against alleged wrongdoers(the "Settlement"). In connection with the Settlement, DRC was replaced by Lease Resolution Corporation ("LRC") as General Partner of the Partnership.

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

The Partnership has no employees. LRC, the General Partner, employed 34 persons at December 31, 1997 all of whom attend to the operations of the Datronic Partnerships.

ITEM 2 - PROPERTIES

The Partnership's operations are located in leased premises of approximately 15,000 square feet in Schaumburg, Illinois.

LRC occupies approximately 3,800 square feet of office space in Schaumburg, Illinois in a real estate property that is a Recovered Asset (see Part II, Item 8, Note 5) held for the benefit of the Datronic Partnerships.

ITEM 3 - LEGAL PROCEEDINGS

Reference is made to Part II, Item 8, Note 8 for a discussion of material legal proceedings involving the Partnership.

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

As of March 18, 1998, the Partnership estimates that there were approximately 7,138 record owners of Units.

                              Distributions

Reference is made to Part II, Item 8, Notes 7 and 10 for a discussion of Classes of Limited Partners and distributions paid to limited partners and the general partner.

ITEM 6 - SELECTED FINANCIAL DATA

The following table sets forth selected financial data as of December 31, 1997, 1996, 1995, 1994, and 1993 and for the five years then ended. The amounts presented are aggregated for all Classes (A, B, and C) of Limited Partners, unless otherwise noted. This information should be read in conjunction with the financial statements included in Item 8 which also reflects amounts for each of the classes of limited partners.

Statement of Revenue and
 Expenses Data
 (in thousands, except for
  Unit amounts)

                                       For the years ended December 31,
                           --------------------------------------------------------
                             1997       1996       1995       1994         1993
                             ----       ----       ----       ----         ----
Total revenue              $   678    $ 2,432    $ 2,456    $  3,102    $     3,427

Total expenses                 666      2,768      3,609       5,392          6,431
                           -------    -------    -------    --------    -----------

Net earnings (loss)        $    12    $  (336)   $(1,153)   $ (2,290)   $    (3,004)
                           =======    =======    =======    ========    ===========

Net earnings (loss)
 per Unit

 Class A                   $  (.51)   $ (3.72)   $ (8.06)   $ (12.28)   $    (13.34)
                           =======    =======    =======    ========    ===========
 Class B                   $   .22    $ (1.07)   $ (5.03)   $ (11.07)   $    (15.34)
                           =======    =======    =======    ========    ===========
 Class C                   $   .22    $ (1.07)   $ (5.03)   $ (11.07)   $    (15.34)
                           =======    =======    =======    ========    ===========

Distributions per Unit
 (per year)

 Class A                   $  --      $  --      $  6.25    $  49.71    $     90.06
                           =======    =======    =======    ========    ===========
 Class B                   $  --      $ 11.30    $ 44.47    $  54.99    $     48.02
                           =======    =======    =======    ========    ===========
 Class C                   $  --      $ 11.30    $ 44.47    $  54.99    $     48.02
                           =======    =======    =======    ========    ===========

Weighted average number
 of Units outstanding

 Class A                    44,468     44,468     44,468      44,468         44,508
                           =======    =======    =======    ========    ===========
 Class B                   155,489    155,489    155,489     155,489        155,449
                           =======    =======    =======    ========    ===========
 Class C                        20         20         20          20             20
                           =======    =======    =======    ========    ===========

Balance Sheet Data
 (in thousands, except for
  Unit amounts)

                                            As of December 31,
                            ---------------------------------------------------
                              1997       1996       1995       1994       1993
                              ----       ----       ----       ----       ----
Total assets                $10,495    $10,823    $13,079   $ 21,650    $34,444
                            =======    =======    =======   ========    =======

Total liabilities           $   197    $   537    $   692   $    645    $   289
                            =======    =======    =======   ========    =======

Partners' equity            $10,298    $10,286    $12,387   $ 21,005    $34,155
                            =======    =======    =======   ========    =======

Book value per Unit

    Class A                 $ 58.88    $ 59.38    $ 63.10   $  76.92    $139.40
                            =======    =======    =======   ========    =======
    Class B                 $ 51.70    $ 51.48    $ 63.86   $ 113.86    $180.46
                            =======    =======    =======   ========    =======
    Class C                 $ 57.27    $ 57.05    $ 69.43   $ 119.43    $186.03
                            =======    =======    =======   ========    =======

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis presents information pertaining to the Partnership's operating results and financial condition.

Results of Operations

The Partnership had net income of $12,000 in 1997 in the aggregate for all classes of partners. This compares to aggregate net losses in 1996 and 1995 of $336,000 and $1,153,000, respectively. Differences in operating results between Liquidating and Continuing Limited Partners are attributable to lease income, acquisition costs, and expenses associated with new lease investments made since the March 4, 1993 Settlement. Liquidating Limited Partners do not participate in these post Settlement activities. Significant factors affecting overall operating results for the three years ended December 31, 1997 include the following:

Lease income:

Since April 1995, the Partnership has been in its Liquidation Phase which prohibits investing in any new leases. Accordingly, the lease portfolio has continued to decrease as collections are made, resulting in a continued decline in lease income over the three years ended December 31, 1997. This trend will continue as the Partnership liquidates its remaining leases. The following 1996 transactions also affect the year-to-year comparison of lease income: (i) income was reduced by $400,000 due to the return of lease overpayments that were recognized as revenue in earlier periods and (ii) income was increased by $324,000 from the full and final settlement of a sublease agreement with PCR.

Settlement proceeds:

Settlement proceeds in 1995 reflect the settlement with the Datronic Partnerships' former attorneys (see Note 8(a)(i) to the Partnership's financial statements included in Item 8).

Interest income:

Interest income for all three years includes earnings on invested cash balances. In addition, both 1995 and 1996 include interest earned on an installment contract. 1996 interest on this contract also includes $1.3 million of previously unrecorded interest income received in December of that year from the early payoff of the remaining balance due.

Amortization of organization and equipment acquisition costs:

Amortization of organization and equipment acquisition costs ended as of April 1995 when these costs became fully amortized.

Management fees - New Era:

These fees were paid to New Era Funding for managing the day-to-day operations of the Partnership under a Management Agreement that was terminated effective June 30, 1996. Accordingly, 1997 reflects no New Era management fees and 1996 results reflect only six months of such fees plus $830,000 in termination and non-compete fees. Effective July 1, 1996, LRC assumed responsibility for the day-to-day management of the Partnership and the related expenses are included in General Partner's expense reimbursement (see Note 9 to the Partnership's financial statements included in Item 8).

General Partner's expense reimbursement:

General Partner's expense reimbursement includes payments to LRC for expenses it incurred as general partner in excess of those covered by its partner distributions. Effective July 1, 1996, these expenses include additional expenses incurred by LRC in its management of the day-to-day operations of the Partnership. As a result of these additional expenses, the General Partner's expense reimbursement shows a year-to-year increase for the three years ended December 31, 1997. Partially offsetting these increases are the effects of staff reductions and other cost savings realized during 1997 and the second half of 1996. 1997 expenses also include $120,000 of insurance premiums for coverage that extends through the ultimate liquidation of the Partnership and $66,000 of one-time charges for relocating the former New Era staff to reduced office space. See Note 10 to the Partnership's financial statements included in Item 8.

Professional fees - Litigation:

This represents fees paid in connection with the Partnership's litigation which is described in Note 8 to the Partnership's financial statements included in
Item 8. The 1997 increase reflects fees paid in connection with the ongoing litigation against the Partnership's former accountants which is presently scheduled for trial in May of 1998. The 1995 expense includes fees paid in connection with a settlement with the Partnership's former attorneys.

Professional fees - Other:

These fees show a year-to-year decrease for the three years ended December 31, 1997 because of the decreasing level of professional services required in such areas as collections, consulting, accounting and auditing. These decreases are the result of the decrease in the Partnership's lease portfolio and related activities.

Other operating expenses:

This represents losses from equipment sales as well as general administrative expenses. There has been a year-to-year decrease in such expenses as losses on equipment sales become less frequent due to the declining size of the lease portfolio.

Provision (credit) for lease loss:

This provision (credit) reflects Management's ongoing assessment of the potential losses inherent in the lease portfolio. The credits in 1996 and 1997 reflect recoveries of lease balances previously reserved, including recoveries on the Master Lease agreement with CRCA of $155,000 and $815,000, respectively. See Note 4 to the Partnership's financial statements included in Item 8.

Provision (credit) for loss on Diverted and other assets:

This provision (credit) reflects Management's ongoing assessment of the net realizable value of various assets held for the benefit of this and the other Datronic Partnerships. The credit in 1997 reflects a recovery of amounts previously reserved for loss in 1995 in connection with a decrease in the estimated net realizable value of one of the Diverted and other assets. Because of the fluctuating nature of real estate values and the inherent difficulty of estimating the affects of future events, the amounts ultimately realized from these assets could differ significantly from their recorded amounts.

Liquidity and Capital Resources

During 1997, Partnership assets continued to be converted to cash in order to pay Partnership operating expenses, liquidate Partnership liabilities, and increase cash balances to provide cash reserves for the ultimate liquidation of the Partnership.

The Partnership's sources of liquidity on both a long-term and short-term basis are expected to come principally from cash-on-hand and cash receipts from leases owned by the Partnership. The lease portfolio is scheduled to be substantially run out by the end of 1999, unless it is determined that it is in the Partnership's best interest to dispose of the remaining portfolio earlier through a bulk sale. In addition, the Partnership's sources of liquidity on a long-term basis include proceeds from the sale of Diverted and other assets. Management believes that its sources of liquidity in the short and long-term are sufficient to meet its operating cash requirements, provide for ongoing pursuit of litigation, and an orderly liquidation of the Partnership.

During 1997, the Partnership's cash and cash equivalents increased by $1,574,000 to $7,917,000 at December 31, 1997 from $6,343,000 at December 31, 1996. This increase is primarily due to cash receipts from collections on leases of $3,051,000 (including approximately $1 million from leases that were fully reserved), partially offset by cash used in operations of $1,478,000.

The continued operation and eventual liquidation of the Partnership involves numerous complex issues which have to be resolved. These issues relate to the timing and realizability of lease-related assets, Diverted and other assets, Datronic Assets, litigation and the liquidation of the other Datronic Partnerships. These issues make it difficult to predict the time and cost necessary to operate and liquidate the Partnership in an orderly manner. As a result of these uncertainties, it is unlikely that any additional distributions will be made until all remaining assets are liquidated and the pending litigation is resolved. The amount of future distributions, if any, to the Limited Partners, in all likelihood, will be significantly less than the amount of partners' equity reflected in the December 31, 1997 balance sheets (see Partnership's financial statements included in Item 8).


Impact of Inflation and Changing Prices

Inflation is not expected to have any significant direct, determinable effect on the Partnership's business or financial condition.

Impact of Year 2000 Issue

LRC has conducted a comprehensive review of the computer systems used to support the Partnership's operations to determine whether any systems could be affected by the Year 2000 Issue. The Year 2000 Issue relates to computer programs that use two digits rather than four to define the year. This could cause date-sensitive software to recognize the digits "00" as the year 1900 rather than 2000. LRC does not expect the Partnership to be affected by the Year 2000 Issue because the systems used to support the Partnership's operations are already substantially able to meet the reduced operating requirements, if any, of the Partnership in the Year 2000.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Audited Financial Statements:                                          Page(s)

   Independent Auditors' Report                                         11-12

   Balance Sheets
      In Total for All Classes
      of Limited Partners at December 31,
      1997 and 1996                                                       13

      By Class of Limited Partner
        December 31, 1997                                                 14

        December 31, 1996                                                 15

   Statements of Revenue and Expenses
      In Total for All Classes of Limited Partners
      for the years ended December 31,
      1997, 1996 and 1995                                                 16

      By Class of Limited Partner for the years ended
        December 31, 1997                                                 17

        December 31, 1996                                                 18

        December 31, 1995                                                 19

   Statements of Changes in Partners' Equity
      for the years ended December 31,
      1997, 1996 and 1995                                                 20

   Statements of Cash Flows
      In Total for All Classes of Limited Partners
      for the years ended December 31,
      1997, 1996 and 1995                                                 21

      By Class of Limited Partner for the years ended
        December 31, 1997                                                 22

        December 31, 1996                                                 23

        December 31, 1995                                                 24

   Notes to Financial Statements                                        25-39

                          INDEPENDENT AUDITORS' REPORT



The Partners of Datronic
Equipment Income Fund XVIII, L.P.

We have audited the accompanying balance sheets in total for all classes of limited partners of DATRONIC EQUIPMENT INCOME FUND XVIII, L.P. ( "the Partnership") as of December 31, 1997 and 1996 and the related statements of revenue and expenses in total for all classes of limited partners, of changes in partners' equity and of cash flows in total for all classes of limited partners for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 1997 and 1996, and the results of its operations in total for all classes of limited partners and its cash flows in total for all classes of limited partners for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the Partnership's financial statements taken as a whole. As described in Note 2, the accounting records of the Partnership are maintained to reflect the interests of each of the classes of limited partners. Additional information consisting of the balance sheets by class of limited partner as of December 31, 1997 and 1996, the statements of revenue and expenses by class of limited partner and the statements of cash flows by class of limited partner for the three years in the period ended December 31, 1997 have been prepared by management solely for the information of the limited partners and are not a required part of the financial statements. This additional information has been subjected to the auditing procedures applied in the audit of the Partnership's financial statements and, in our opinion, has been allocated to the respective classes of limited partners in accordance with the terms of the Amended Partnership Agreement described in
Note 10 and is fairly stated in all material respects in relation to the Partnership's financial statements taken as a whole.

As explained more fully in Notes 1 and 5, the former President and Majority Stockholder of Datronic Rental Corporation ("DRC"), the general partner of the Partnership until March 4, 1993, and others are alleged to have diverted, for their benefit, approximately $13 million from the Partnership and related entities--Datronic Equipment Income Funds XVI, XVII, XIX, XX, L.P., Datronic Finance Income Fund I, L.P. and Transamerica Equipment Leasing Income Fund, L.P. (collectively "the Partnerships"). Substantially all of the assets known to have been improperly acquired with the diverted funds have been recovered for the benefit of the Partnerships.




Altschuler, Melvoin and Glasser LLP

Chicago, Illinois
March 6, 1998

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                                 BALANCE SHEETS
                  IN TOTAL FOR ALL CLASSES OF LIMITED PARTNERS


                                                            December 31,
                                                  ------------------------------
                                                      1997               1996
                                                      ----               ----
ASSETS

Cash and cash equivalents                         $ 7,916,860        $ 6,343,472
Due from management company                              --               59,676
Net investment in direct
  financing leases                                  1,045,601          3,015,876
Residual interest in CRCA                                --                 --
Diverted and other assets, net                      1,532,318          1,403,546
Datronic assets, net                                     --                 --
                                                  -----------        -----------

                                                  $10,494,779        $10,822,570
                                                  ===========        ===========

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and
  accrued expenses                                $    83,514        $   291,816
Lessee rental deposits                                113,488            245,160
                                                  -----------        -----------

     Total liabilities                                197,002            536,976

Total partners' equity                             10,297,777         10,285,594
                                                  -----------        -----------

                                                  $10,494,779        $10,822,570
                                                  ===========        ===========


                See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                                 BALANCE SHEETS
                           By Class of Limited Partner



                                                  December 31, 1997
                                       -----------------------------------------
                                       Liquidating    Continuing
                                         Limited       Limited
                                        Partners       Partners         Total
                                       -----------    ----------        -----
ASSETS

Cash and cash equivalents              $ 2,253,955    $ 5,662,905    $ 7,916,860
Net investment in direct
  financing leases                            --        1,045,601      1,045,601
Residual interest in CRCA                     --             --             --
Diverted and other assets, net             340,788      1,191,530      1,532,318
Datronic assets, net                          --             --             --
                                       -----------    -----------    -----------

                                       $ 2,594,743    $ 7,900,036    $10,494,779
                                       ===========    ===========    ===========

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and
  accrued expenses                     $    15,101    $    68,413    $    83,514
Lessee rental deposits                      18,786         94,702        113,488
                                       -----------    -----------    -----------

     Total liabilities                      33,887        163,115        197,002

Total partners' equity                   2,560,856      7,736,921     10,297,777
                                       -----------    -----------    -----------

                                       $ 2,594,743    $ 7,900,036    $10,494,779
                                       ===========    ===========    ===========


                 See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                                 BALANCE SHEETS
                           By Class of Limited Partner


                                                   December 31, 1996
                                       -----------------------------------------
                                       Liquidating    Continuing
                                         Limited        Limited
                                        Partners       Partners         Total
                                       -----------    ----------        -----
ASSETS

Cash and cash equivalents              $ 2,357,430    $ 3,986,042    $ 6,343,472
Due from management company                 12,674         47,002         59,676
Net investment in direct
  financing leases                           4,491      3,011,385      3,015,876
Diverted and other assets, net             312,149      1,091,397      1,403,546
Datronic assets, net                          --             --             --
                                       -----------    -----------    -----------

                                       $ 2,686,744    $ 8,135,826    $10,822,570
                                       ===========    ===========    ===========

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and
  accrued expenses                     $    57,989    $   233,827    $   291,816
Lessee rental deposits                      45,101        200,059        245,160
                                       -----------    -----------    -----------

     Total liabilities                     103,090        433,886        536,976

Total partners' equity                   2,583,654      7,701,940     10,285,594
                                       -----------    -----------    -----------

                                       $ 2,686,744    $ 8,135,826    $10,822,570
                                       ===========    ===========    ===========


                 See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                  IN TOTAL FOR ALL CLASSES OF LIMITED PARTNERS


                                            For the years ended December 31,
                                      -------------------------------------------
                                          1997            1996            1995
                                          ----            ----            ----
Revenue:
  Lease income                        $   313,851     $   720,709     $ 1,603,618
  Settlement proceeds                        --              --           425,938
  Interest income                         364,777       1,711,794         426,220
                                      -----------     -----------     -----------

                                          678,628       2,432,503       2,455,776
                                      -----------     -----------     -----------

Expenses:
  Amortization of organization and
    equipment acquisition costs              --              --           145,888
  Management fees-New Era                    --         1,506,648       1,588,172
  General Partner's expense
    reimbursement                       1,254,994         712,459         528,905
  Professional fees-Litigation            442,186         340,469         470,344
  Professional fees-Other                 124,043         207,277         317,696
  Other operating expenses                 54,646          64,198         108,637
  Provision (credit) for
    lease losses                       (1,080,652)       (154,655)        150,000
  Provision (credit) for loss on
    Diverted and other assets            (128,772)         91,980         298,934
                                      -----------     -----------     -----------

                                          666,445       2,768,376       3,608,576
                                      -----------     -----------     -----------

Net earnings (loss)                   $    12,183     $  (335,873)    $(1,152,800)
                                      ===========     ===========     ===========

Net earnings (loss)
  -General Partner                    $       122     $    (3,359)    $   (11,528)
                                      ===========     ===========     ===========

Net earnings (loss)
  -Limited Partners                   $    12,061     $  (332,514)    $(1,141,272)
                                      ===========     ===========     ===========


                 See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                           BY CLASS OF LIMITED PARTNER
                      For the year ended December 31, 1997

                                      Liquidating     Continuing
                                        Limited        Limited
                                       Partners        Partners          Total
                                      -----------     ----------         -----
Revenue:
  Lease income                        $     8,502     $   305,349     $   313,851
  Interest income                          75,046         289,731         364,777
                                      -----------     -----------     -----------

                                           83,548         595,080         678,628
                                      -----------     -----------     -----------

Expenses:
  General Partner's expense
     reimbursement                        263,409         991,585       1,254,994
  Professional fees-Litigation             98,342         343,844         442,186
  Professional fees-Other                  25,106          98,937         124,043
  Other operating expenses                 11,817          42,829          54,646
  Credit for lease losses                (263,689)       (816,963)     (1,080,652)
  Credit for loss on
    Diverted and other assets             (28,639)       (100,133)       (128,772)
                                      -----------     -----------     -----------

                                          106,346         560,099         666,445
                                      -----------     -----------     -----------

Net earnings (loss)                   $   (22,798)    $    34,981     $    12,183
                                      ===========     ===========     ===========

Net earnings (loss)
  -General Partner                    $      (228)    $       350     $       122
                                      ===========     ===========     ===========

Net earnings (loss)
  -Limited Partners                   $   (22,570)    $    34,631     $    12,061
                                      ===========     ===========     ===========

Net earnings (loss) per limited
  partnership unit                    $      (.51)    $       .22
                                      ===========     ===========

Weighted average number of limited
   partnership units outstanding           44,468         155,509
                                      ===========     ===========


                 See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                           BY CLASS OF LIMITED PARTNER
                      For the year ended December 31, 1996

                                     Liquidating   Continuing
                                       Limited       Limited
                                      Partners      Partners       Total
                                     -----------   ----------      -----
Revenue:
  Lease income                       $   33,318    $  687,391   $  720,709
  Interest income                       354,821     1,356,973    1,711,794
                                     ----------    ----------   ----------

                                        388,139     2,044,364    2,432,503
                                     ----------    ----------   ----------


Expenses:
  Management fees-New Era               308,322     1,198,326    1,506,648
  General Partner's expense
     reimbursement                      155,152       557,307      712,459
  Professional fees-Litigation           75,720       264,749      340,469
  Professional fees-Other                43,939       163,338      207,277
  Other operating expenses               13,819        50,379       64,198
  Credit for lease losses               (62,195)      (92,460)    (154,655)
  Provision for loss on
    Diverted and other assets            20,456        71,524       91,980
                                     ----------    ----------   ----------

                                        555,213     2,213,163    2,768,376
                                     ----------    ----------   ----------

Net loss                             $ (167,074)   $ (168,799)  $ (335,873)
                                     ==========    ==========   ==========

Net loss-General Partner             $   (1,671)   $   (1,688)  $   (3,359)
                                     ==========    ==========   ==========

Net loss-Limited Partners            $ (165,403)   $ (167,111)  $ (332,514)
                                     ==========    ==========   ==========

Net loss per limited
  partnership unit                       $(3.72)      $ (1.07)
                                         ======       =======

Weighted average number of limited
   partnership units outstanding         44,468       155,509
                                         ======       =======


                 See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                           BY CLASS OF LIMITED PARTNER
                      For the year ended December 31, 1995

                                     Liquidating  Continuing
                                       Limited      Limited
                                      Partners     Partners          Total
                                     -----------  ----------         -----
Revenue:
  Lease income                       $  144,393   $1,459,225     $ 1,603,618
  Settlement proceeds                    94,729      331,209         425,938
  Interest income                        84,450      341,770         426,220
                                     ----------   ----------     -----------

                                        323,572    2,132,204       2,455,776
                                     ----------   ----------     -----------


Expenses:
  Amortization of organization
    and equipment acquisition costs      32,445      113,443         145,888
  Management fees-New Era               279,423    1,308,749       1,588,172
  General Partner's
    expense reimbursement               117,628      411,277         528,905
  Professional fees-Litigation          104,605      365,739         470,344
  Professional fees-Other                65,468      252,228         317,696
  Other operating expenses               19,458       89,179         108,637
  Provision for lease losses               -         150,000         150,000
  Provision for loss on
    Diverted and other assets            66,483      232,451         298,934
                                     ----------   ----------     -----------

                                        685,510    2,923,066       3,608,576
                                     ----------   ----------     -----------

Net loss                             $ (361,938)  $ (790,862)    $(1,152,800)
                                     ==========   ==========     ===========

Net loss-General Partner             $   (3,619)  $   (7,909)    $   (11,528)
                                     ==========   ==========     ===========

Net loss-Limited Partners            $ (358,319)  $ (782,953)    $(1,141,272)
                                     ==========   ==========     ===========

Net loss per limited partnership
  unit                                   $(8.06)      $(5.03)
                                         ======       ======

Weighted average number
  of limited partnership
  units outstanding                      44,468      155,509
                                        =======      =======


                 See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                   For the three years ended December 31, 1997


                                              Liquidating     Continuing
                                 General        Limited         Limited          Total
                                Partner's      Partners'       Partners'       Partners'
                                 Equity         Equity          Equity          Equity
                                ---------     -----------     ----------       ---------
Balance, December 31, 1994    $       --      $  3,400,032    $ 17,604,746    $ 21,004,778

  Distributions to partners       (103,661)       (277,925)     (7,083,103)     (7,464,689)
  Net loss                         (11,528)       (358,319)       (782,953)     (1,152,800)
  Allocation of General
    Partner's Equity               115,189         (13,060)       (102,129)           --
                              ------------    ------------    ------------    ------------

Balance, December 31, 1995            --         2,750,728       9,636,561      12,387,289
                              ------------    ------------    ------------    ------------

  Distributions to partners         (8,570)           --        (1,757,252)     (1,765,822)
  Net loss                          (3,359)       (165,403)       (167,111)       (335,873)
  Allocation of General
    Partner's Equity                11,929          (1,671)        (10,258)           --
                              ------------    ------------    ------------    ------------

Balance, December 31, 1996            --         2,583,654       7,701,940      10,285,594
                              ------------    ------------    ------------    ------------

  Net earnings (loss)                  122         (22,570)         34,631          12,183
  Allocation of General
    Partner's Equity                  (122)           (228)            350            --
                              ------------    ------------    ------------    ------------


Balance, December 31, 1997    $       --      $  2,560,856    $  7,736,921    $ 10,297,777
                              ============    ============    ============    ============


                 See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                            STATEMENTS OF CASH FLOWS
                  IN TOTAL FOR ALL CLASSES OF LIMITED PARTNERS


                                               For the years ended December 31,
                                          -----------------------------------------
                                              1997           1996           1995
                                              ----           ----           ----
Cash flows from operating activities:
  Net earnings (loss)                     $    12,183    $  (335,873)   $(1,152,800)
  Adjustments to reconcile net earnings
    (loss) to net cash used in
    operating activities:
      Amortization expense                       --             --          145,888
      Provision (credit) for
        lease losses                       (1,080,652)      (154,655)       150,000
      Provision (credit) for loss on
        Diverted and other assets            (128,772)        91,980        298,934
      Changes in assets and
        liabilities:
        Accounts payable and
          accrued expenses                   (208,302)       (16,729)        55,676
        Lessee rental deposits               (131,672)      (138,490)        21,774
        Due to/from
          management company                   59,676        (59,950)       (30,234)
                                          -----------    -----------    -----------

                                           (1,477,539)      (613,717)      (510,762)
                                          -----------    -----------    -----------

Cash flows from investing activities:
  Purchases of lease receivables                 --             --       (2,834,959)
  Principal collections on leases           3,050,927      4,253,902      7,550,809
  Sale of leases                                 --             --        1,336,058
  Distribution of Diverted and
    other assets                                 --             --          552,498
  Distribution of Datronic assets                --             --           86,639
  Release of restricted cash                     --           90,612           --
  Principal collections on
    installment contracts
    receivable                                   --          968,866        572,844
                                          -----------    -----------    -----------

                                            3,050,927      5,313,380      7,263,889
                                          -----------    -----------    -----------

Cash flows from financing activities:
  Distributions to Limited Partners              --       (1,757,252)    (7,361,028)
  Distributions to General Partner               --           (8,570)      (103,661)
                                          -----------    -----------    -----------

                                                 --       (1,765,822)    (7,464,689)
                                          -----------    -----------    -----------

Net increase (decrease) in
  cash and cash equivalents                 1,573,388      2,933,841       (711,562)
Cash and cash equivalents:
  Beginning of year                         6,343,472      3,409,631      4,121,193
                                          -----------    -----------    -----------

  End of year                             $ 7,916,860    $ 6,343,472    $ 3,409,631
                                          ===========    ===========    ===========


                 See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                            STATEMENTS OF CASH FLOWS
                           BY CLASS OF LIMITED PARTNER
                      For the year ended December 31, 1997


                                          Liquidating    Continuing
                                            Limited        Limited
                                           Partners       Partners         Total
                                          -----------    ----------        -----
Cash flows from operating activities:
  Net earnings (loss)                     $   (22,798)   $    34,981    $    12,183
  Adjustments to reconcile net earnings
    (loss) to net cash used in
    operating activities:
      Credit for lease losses                (263,689)      (816,963)    (1,080,652)
      Credit for loss on
        Diverted and other assets             (28,639)      (100,133)      (128,772)
      Changes in assets and
        liabilities:
        Accounts payable and
          accrued expenses                    (42,888)      (165,414)      (208,302)
        Lessee rental deposits                (26,315)      (105,357)      (131,672)
        Due to management company              12,674         47,002         59,676
                                          -----------    -----------    -----------

                                             (371,655)    (1,105,884)    (1,477,539)
                                          -----------    -----------    -----------

Cash flows from investing activities:
  Principal collections on leases             268,180      2,782,747      3,050,927
                                          -----------    -----------    -----------

Net increase (decrease) in cash and
  cash equivalents                           (103,475)     1,676,863      1,573,388
Cash and cash equivalents:
  Beginning of year                         2,357,430      3,986,042      6,343,472
                                          -----------    -----------    -----------

  End of year                             $ 2,253,955    $ 5,662,905    $ 7,916,860
                                          ===========    ===========    ===========


                 See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                            STATEMENTS OF CASH FLOWS
                           BY CLASS OF LIMITED PARTNER
                      For the year ended December 31, 1996


                                        Liquidating    Continuing
                                          Limited        Limited
                                         Partners       Partners         Total
                                        -----------    ----------        -----
Cash flows from operating activities:
  Net loss                              $  (167,074)   $  (168,799)   $  (335,873)
  Adjustments to reconcile net loss
    to net cash used in
    operating activities:
      Credit for lease losses               (62,195)       (92,460)      (154,655)
      Provision for loss on
        Diverted and other assets            20,456         71,524         91,980
      Changes in assets and
        liabilities:
        Accounts payable and
          accrued expenses                   (4,409)       (12,320)       (16,729)
        Lessee rental deposits              (30,511)      (107,979)      (138,490)
        Due to management company           (12,736)       (47,214)       (59,950)
                                        -----------    -----------    -----------

                                           (256,469)      (357,248)      (613,717)
                                        -----------    -----------    -----------

Cash flows from investing activities:
  Principal collections on leases           401,060      3,852,842      4,253,902
  Release of restricted cash                 20,152         70,460         90,612
  Principal collections on
    installment contracts receivable        215,476        753,390        968,866
                                        -----------    -----------    -----------

                                            636,688      4,676,692      5,313,380
                                        -----------    -----------    -----------

Cash flows from financing activities:
  Distributions to Limited Partners            --       (1,757,252)    (1,757,252)
  Distributions to General Partner             --           (8,570)        (8,570)
                                        -----------    -----------    -----------

                                               --       (1,765,822)    (1,765,822)
                                        -----------    -----------    -----------

Net increase in cash and
  cash equivalents                          380,219      2,553,622      2,933,841
Cash and cash equivalents:
  Beginning of year                       1,977,211      1,432,420      3,409,631
                                        -----------    -----------    -----------

  End of year                           $ 2,357,430    $ 3,986,042    $ 6,343,472
                                        ===========    ===========    ===========


                 See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                            STATEMENTS OF CASH FLOWS
                           BY CLASS OF LIMITED PARTNER
                      For the year ended December 31, 1995

                                        Liquidating    Continuing
                                          Limited        Limited
                                         Partners       Partners         Total
                                        -----------    ----------        -----
Cash flows from operating activities:
  Net loss                              $  (361,938)   $  (790,862)   $(1,152,800)
  Adjustments to reconcile net loss
    to net cash used in
    operating activities:
      Amortization expense                   32,445        113,443        145,888
      Provision for lease losses               --          150,000        150,000
      Provision for loss on
        Diverted and other assets            66,483        232,451        298,934
      Changes in assets and
        liabilities:
        Accounts payable and
          accrued expenses                   16,620         39,056         55,676
        Lessee rental deposits                 (116)        21,890         21,774
        Due to management company               (16)       (30,218)       (30,234)
                                        -----------    -----------    -----------

                                           (246,522)      (264,240)      (510,762)
                                        -----------    -----------    -----------

Cash flows from investing activities:
  Purchases of lease receivables               --       (2,834,959)    (2,834,959)
  Principal collections on leases         1,087,596      6,463,213      7,550,809
  Sales of leases                            35,267      1,300,791      1,336,058
  Distribution of
    Diverted and other assets               122,875        429,623        552,498
  Distribution of Datronic assets            19,269         67,370         86,639
  Principal collections on
   installment contracts receivable         127,400        445,444        572,844
                                        -----------    -----------    -----------

                                          1,392,407      5,871,482      7,263,889
                                        -----------    -----------    -----------

Cash flows from financing activities:
  Distributions to Limited Partners        (277,925)    (7,083,103)    (7,361,028)
  Distributions to General Partner           (9,440)       (94,221)      (103,661)
                                        -----------    -----------    -----------

                                           (287,365)    (7,177,324)    (7,464,689)
                                        -----------    -----------    -----------
Net increase (decrease) in cash and
  cash equivalents                          858,520     (1,570,082)      (711,562)
Cash and cash equivalents:
  Beginning of year                       1,118,691      3,002,502      4,121,193
                                        -----------    -----------    -----------

  End of year                           $ 1,977,211    $ 1,432,420    $ 3,409,631
                                        ===========    ===========    ===========


                 See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                        NOTES TO THE FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996, AND 1995

NOTE 1 - ORGANIZATION:

Datronic Equipment Income Fund XVIII, L.P., a Delaware Limited Partnership (the "Partnership"), was formed on April 12, 1989 for the purpose of acquiring and leasing both high- and low-technology equipment. Through March 4, 1993, Datronic Rental Corporation ("DRC") was the general partner of the Partnership and Datronic Equipment Income Funds XVI, XVII, XIX, XX and Datronic Finance Income Fund I, (collectively, the "Datronic Partnerships") and was co-general partner of Transamerica Equipment Leasing Income Fund, L.P. ("TELIF").

In 1992, it was alleged that the chairman of DRC (who was also its president and majority stockholder), in conjunction with various other parties, had misappropriated and commingled $13.3 million of funds belonging to this and the other Datronic Partnerships and TELIF. The Partnership's portion of these funds was $2.4 million. In connection with a partial settlement of a class action lawsuit arising from these allegations, Lease Resolution Corporation ("LRC") replaced DRC as general partner of this and the other Datronic Partnerships on March 4, 1993. LRC is a Delaware non-stock corporation formed for the sole purpose of acting as general partner of the Datronic Partnerships.

On April 12, 1995, the Partnership began its Liquidation Phase under which it has ceased investing in new leases and began the orderly liquidation of its assets.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  BASIS OF FINANCIAL STATEMENTS - The accounting records of the Partnership are being maintained to reflect the interests of each of the classes of limited partners (see Note 10). Each class of limited partner is not a separate legal entity holding title to individual assets nor the obligor of individual liabilities. Accordingly, assets allocated to a specific class of limited partner are available to settle claims of the Partnership as a whole. Additional information consisting of the balance sheets by class of limited partner as of December 31, 1997 and 1996, the statements of revenue and expenses by class of limited partner and the statements of cash flows by class of limited partner for the three years ended December 31, 1997 have been prepared to present allocations of the various categories of assets, liabilities, revenue, expenses and cash flows of the Partnership to each of the classes of limited partners in accordance with the Amended Partnership Agreement. In addition, the general partner's equity has been allocated to each class of limited partner for purposes of additional information because the equity attributable to the general partner will be allocated to the limited partners upon final dissolution of the Partnership. For purposes of this additional information, the interests of the Class B and Class C Limited Partners have been combined as "Continuing Limited Partners." At December 31, 1997, the amounts per Unit relating to these two classes are identical

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                  NOTES TO THE FINANCIAL STATEMENTS - CONTINUED

with the exception that the per Unit value of Class C Limited Partners is $5.57 per Unit higher than the Class B Limited Partners because, in accordance with the 1993 Settlement, Class Counsel fees and expenses related to the Settlement, net of Datronic Assets, were not allocated to the Class C Limited Partners (see
Note 6).

  CASH AND CASH EQUIVALENTS - Cash and cash equivalents consist principally of overnight investments in high quality, short-term corporate demand notes (commercial paper). Amounts due (to) from the general partner (LRC) and other Datronic Partnerships are also included.

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

  ALLOWANCE FOR LEASE LOSSES - An allowance is recorded to reflect estimated losses inherent in the existing portfolio of leases. Additions to the allowance are made by means of a provision for lease losses, which is charged to expense. Recoveries of amounts previously reserved are reflected as credits to the provision for lease loss. The amounts shown in the accompanying Statements of Revenue and Expenses reflect the net effect of provisions and recoveries. Write-offs are deducted from the allowance.

  DUE (TO) FROM GENERAL PARTNER AND OTHER DATRONIC PARTNERSHIPS - In the ordinary course of the Partnership's day-to-day operations, there are occasions when the general partner and/or other Datronic Partnerships owe amounts to, and are owed amounts from, the Partnership. It is the Partnership's policy not to charge (credit) interest on these payable (receivable) balances and to include them as cash equivalents.

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

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                  NOTES TO THE FINANCIAL STATEMENTS - CONTINUED


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

NOTE 3 - NET INVESTMENT IN DIRECT FINANCING LEASES:

The components of the net investment in direct financing leases at December 31, 1997 and 1996 are as follows:

                                                  December 31, 1997
                                      -----------------------------------------
                                      Liquidating     Continuing
                                         Limited        Limited
                                        Partners       Partners         Total
                                      -----------     ----------        -----
Performing leases
  Minimum lease payments
    receivable                        $     5,397    $ 1,248,096    $ 1,253,493
  Unearned income                            --          (98,647)       (98,647)
  Estimated residuals                         232            810          1,042
                                      -----------    -----------    -----------
Total Performing leases                     5,629      1,150,259      1,155,888
Non-performing leases                     120,854      1,065,325      1,186,179
                                      -----------    -----------    -----------
Net investment in direct
  financing leases before
  allowance                               126,483      2,215,584      2,342,067
Allowance for lease losses               (126,483)    (1,169,983)    (1,296,466)
                                      -----------    -----------    -----------
Net investment in direct
  financing leases                    $      --      $ 1,045,601    $ 1,045,601
                                      ===========    ===========    ===========

Amounts currently due
  included in net investment
  in direct financing leases          $     5,397    $    40,795    $    46,192
                                      ===========    ===========    ===========

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                  NOTES TO THE FINANCIAL STATEMENTS - CONTINUED


                                                December 31, 1996
                                   --------------------------------------------
                                   Liquidating      Continuing
                                      Limited         Limited
                                     Partners        Partners         Total
                                   -----------      ----------        -----
Performing leases
  Minimum lease payments
    receivable                     $     42,139    $  3,464,073    $  3,506,212
  Unearned income                          (600)       (363,348)       (363,948)
  Estimated residuals                     7,690          26,887          34,577
                                   ------------    ------------    ------------
Total Performing leases                  49,229       3,127,612       3,176,841
Non-performing leases                 1,692,099       6,696,916       8,389,015
                                   ------------    ------------    ------------
Net investment in direct
  financing leases before
  allowance                           1,741,328       9,824,528      11,565,856
Allowance for lease losses           (1,736,837)     (6,813,143)     (8,549,980)
                                   ------------    ------------    ------------
Net investment in direct
  financing leases                 $      4,491    $  3,011,385    $  3,015,876
                                   ============    ============    ============

Amounts currently due
  included in net investment
  in direct financing leases       $     26,368    $    169,677    $    196,045
                                   ============    ============    ============


An analysis of the changes in the allowance for lease losses by Class of Limited Partner for 1995, 1996 and 1997 follows:


                                  Liquidating      Continuing
                                    Limited          Limited
                                   Partners         Partners           Total
                                  -----------      ----------          -----
Balance, beginning
   of 1995                        $ 2,055,637      $ 7,807,805      $ 9,863,442
Additions                                --            150,000          150,000
Write-offs                           (198,049)        (788,455)        (986,504)
                                  -----------      -----------      -----------

Balance, beginning
   of 1996                          1,857,588        7,169,350        9,026,938
Recoveries                            (62,195)         (92,460)        (154,655)
Write-offs                            (58,556)        (263,747)        (322,303)
                                  -----------      -----------      -----------

Balance, beginning
   of 1997                          1,736,837        6,813,143        8,549,980
Recoveries                           (263,689)        (816,963)      (1,080,652)
Write-offs                         (1,346,665)      (4,826,197)      (6,172,862)
                                  -----------      -----------      -----------

Balance, end of 1997              $   126,483      $ 1,169,983      $ 1,296,466
                                  ===========      ===========      ===========


The 1996 and 1997 recoveries and the 1997 write-offs relate primarily to a Master Lease Agreement between the Partnership and CRCA. See Note 4.

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                  NOTES TO THE FINANCIAL STATEMENTS - CONTINUED


The Partnership leases equipment with lease terms generally ranging from two to five years. Minimum payments scheduled to be received on performing leases for each of the succeeding five years ending after December 31, 1997 by Class of Limited Partner are as follows:

                                Liquidating     Continuing
                                  Limited         Limited
                                 Partners        Partners          Total
                                -----------     ----------         -----
1998                            $     5,397     $  901,809      $  907,206
1999                                   -           328,317         328,317
2000                                   -            17,970          17,970
2001                                   -              -               -
2002                                   -              -               -
                                -----------     ----------      ----------

                                $     5,397     $1,248,096      $1,253,493
                                ===========     ==========      ==========


NOTE 4 -  RESIDUAL INTEREST IN CRCA

Residual interest in CRCA represents the Partnership's 65% interest in the assets of Computer Rental Corporation of America, Inc.("CRCA"). Fund XX holds the remaining 35% interest in CRCA. All of the stock of CRCA was obtained by LRC for the benefit of the Partnership and Fund XX as a result of CRCA's 1992 default on its master lease agreements with the Partnership and Fund XX.

At December 31, 1996, $6.8 million due from CRCA under the master lease was included in the Net Investment in Direct Financing Leases as a non-performing lease and was fully reserved for in the allowance for lease losses. At December 31, 1997, the remaining $6.0 million was written-off against the allowance (see
Note 3) since the Partnership's sole means of recovering amounts due it is from the liquidation of CRCA's remaining assets. At December 31, 1997, CRCA's assets consisted of the following:

                                                        Partnership's
                                          Total           interest
                                          -----         -------------
    Cash                               $   224,714      $    146,064
    Notes receivable                     4,812,770         3,128,300
    Less accrued liabilities               (54,355)          (35,331)
                                       -----------      ------------
    Net assets                         $ 4,983,129      $  3,239,033
                                       ===========      ============


Notes receivable represent remaining amounts due CRCA from the 1996 sale of substantially all of its assets to Personal Computer Rental Corp. ("PCR"). PCR's $6.2 million purchase price was paid in the form of a $1.5 million senior note, a $4.2 million subordinated note, and the assumption of approximately $500,000 of liabilities. The $4.2 million note is subordinate to the $14 million security interest of

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                  NOTES TO THE FINANCIAL STATEMENTS - CONTINUED

another PCR creditor. The following summarizes PCR's 1996 and 1997 note payments to CRCA and the respective amounts of these payments that were distributed to the Partnership and Fund XX:

                                            Partnership's       Fund XX's
                            Total             interest          interest
                            -----           -------------       ---------
1996                     $   237,931        $    154,655      $    83,276
1997                     $ 1,253,961        $    815,074      $   438,887

These amounts are shown as recoveries on the Partnership's master lease with CRCA and are included in the Partnership's credit for lease losses in the accompanying Statement of Revenue and Expenses (see Note 3).

Principal and interest at 9% were payable monthly with the final $4.8 million of principal due on November 1, 1997. PCR did not make the November 1, 1997 payments on either note. On January 2, 1998 LRC, on behalf of CRCA, exercised its rights under the note agreements. Subsequently, CRCA received $644,952 from the aforementioned secured creditor in full satisfaction of the senior note ($590,075) plus associated expenses. LRC subsequently transferred $383,549 to the Partnership and $206,526 to Fund XX representing their respective shares of the proceeds. The Partnerships have recorded these payments as 1998 recoveries. LRC is continuing to pursue collection of the $4.2 million subordinated note.

The Partnership and Fund XX will record any additional amounts realized from the liquidation of CRCA's remaining assets as credits to the provision for lease losses when the cash, if any, is received by the Partnerships.

During 1992 through 1995, up to 62% of the outstanding stock of PCR was held by a subsidiary of CRCA. A portion of the stock was held for the benefit of the Partnership and Fund XX and the remainder was held as a Diverted and other asset (see Note 5). These shares were sold in 1995. In early 1996, prior to the sale of CRCA's assets to PCR, LRC sold CRCA's assets to a company owned by one of its executives. In order to avail itself of PCR's higher offer, LRC repurchased the assets previously sold at no gain or loss.


NOTE 5 - DIVERTED AND OTHER ASSETS:

The $13.3 million of funds allegedly misappropriated from the Datronic Partnerships and TELIF (collectively the "Partnerships") (see Notes 1 and 8) were commingled by the alleged wrongdoers with $10.3 million of other funds and used to acquire various assets. $20.7 million of such assets (collectively, "Diverted and other assets" or "Recovered Assets") were subsequently recovered for the benefit of the

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                  NOTES TO THE FINANCIAL STATEMENTS - CONTINUED

Partnerships and each Partnership was assigned an undivided pro-rata interest in them.

Since 1993, LRC has been liquidating these assets and distributing available funds to the Partnerships. The Partnership's undivided interest in the Diverted and other assets, and related distributions, is approximately 18.4% of the total. The Partnership's remaining interest in the Diverted and other assets is reflected in the accompanying Balance Sheets at estimated net realizable value which is equal to cost, less allowances to reflect Management's estimates of current market value and future costs to be incurred. At December 31, 1997, these assets consisted primarily of real estate and cash.

The following tables summarize the activity related to Diverted and other assets, both in total and for the Partnership's interest therein, for the three years ended December 31, 1997.

                                                    Diverted and other assets
                                                --------------------------------
                                                                   Partnership's
                                                    Total               Share
Balance at December 31, 1994                    $ 12,747,945       $  2,346,958
Distribution to the Partnerships                  (3,000,000)          (552,498)
Provision for loss                                (1,625,000)          (298,934)
                                                ------------       ------------

Balance at December 31, 1995                       8,122,945          1,495,526
Provision for loss                                  (500,000)           (91,980)
                                                ------------       ------------

Balance at December 31, 1996                       7,622,945          1,403,546
Credit for recovery
  of assets                                          700,000            128,772
                                                ------------       ------------

Balance at December 31, 1997                    $  8,322,945       $  1,532,318
                                                ============       ============

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                  NOTES TO THE FINANCIAL STATEMENTS - CONTINUED


Total Diverted and other assets at December 31, 1997 consisted of the following:

Office building (at adjusted cost)                $ 4,178,666
Cash                                                3,693,607
Amount due from settlement                            700,000
Allowance for carrying and
  disposition costs                                  (249,328)
                                                   ----------

                                                   $8,322,945
                                                   ==========


The 1995 loss provision of $1,625,000 (Partnership's share was $298,934) primarily represents the write-off of the Datronic Partnerships' interest in a real estate development limited partnership. $700,000 (Partnership's share was $128,772) of this was recovered in 1997 and is reflected as a credit for recovery of assets. The 1996 loss provision of $500,000 (Partnership's share was $91,980) primarily reflects a settlement of claims against Diverted and other assets.

LRC is continuing its efforts to liquidate the remaining Diverted and other assets and will make additional distributions to the Partnerships as funds become available. Due to the fluctuating nature of real estate values, the ultimate net realizable value of the office building cannot be predicted.


NOTE 6 - DATRONIC ASSETS:

In accordance with a 1993 Court approved Settlement, substantially all of DRC's assets, net of related debt, were transferred to LRC as nominee and agent for the Datronic Partnerships for the benefit of the Class A and B Limited Partners. The Partnership was assigned an undivided, pro-rata interest in the Datronic Assets equal to 22.2% of the total. Proceeds from the liquidation of these assets have been and will be, if additional amounts are realized, used to reimburse the Class A and Class B Limited Partners for legal fees paid in connection with the 1993 partial settlement of class action litigation (see Notes 2 and 8(a)(i)). During 1995, $393,013 was distributed to the Datronic Partnerships (the Partnership's share was $86,639).

At December 31, 1996 and 1997, the remaining Datronic Assets consisted of $800,892 of cash, less a corresponding reserve for claims against Datronic assets including a claim made by a former DRC creditor (see Note 8(b)).

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                  NOTES TO THE FINANCIAL STATEMENTS - CONTINUED

NOTE 7 - PARTNERS' EQUITY:

Distributions per Unit to the Limited Partners for the years 1995, 1996 and 1997 were:

                          Class A     Class B      Class C
                          -------     -------      -------
               1995      $   6.25     $ 44.47      $ 44.47
               1996      $    -       $ 11.30      $ 11.30
               1997      $    -       $   -        $   -


At December 31, 1997, 1996 and 1995, there were 44,468 Class A Units, 155,489 Class B Units, 20 Class C Units, and one General Partner Unit outstanding.

Funds raised by each Class and cumulative distributions to limited partners by class from the Partnership's formation through December 31, 1997 are:

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
                                ===========       ===========


NOTE 8 - LITIGATION:

(a) At December 31, 1997, the Partnerships and/or the limited partners of the Datronic Partnerships were plaintiffs in the following matters:

(i) Claims against professionals

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

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                  NOTES TO THE FINANCIAL STATEMENTS - CONTINUED


During 1995, the Court dismissed all Class claims against Price Waterhouse. Class Counsel intends to appeal the dismissal order in accordance with Court rules at the appropriate time. The Court also ruled it did not have jurisdiction with respect to the Datronic Partnerships' cross-claims against Price Waterhouse and Weiss. As a result, the cross-claims, excluding those alleging violations of the Securities Act of 1933, were refiled and are pending in the Circuit Court of Cook County, Illinois.

As plaintiffs in the above claims against Price Waterhouse and Weiss, the Datronic Partnerships allege, among other things, that the actions of the Defendants contributed to the improper payment of fees and expense reimbursements to DRC. If fees and expenses were inappropriately paid, the Datronic Partnerships might be deemed to have had a receivable from DRC for any such payments. Since all of the assets of DRC were transferred to LRC for the benefit of the Datronic Partnerships in connection with the Settlement (see Note
6) and DRC had subsequently ceased operations, such receivables would be uncollectible.

During 1995, the Court approved a settlement of all Class claims and all cross-claims against Siegan, whereby Siegan paid an aggregate amount of $1,775,000 ($425,938 for the Partnership).

(ii) Other Claims

During 1996, the Court entered an order removing any claim that one of the defendants of the class action had against the Partnership's Recovered Assets and certain cash accounts. Pursuant to the terms of the order, approximately $725,000 of Recovered Assets (the Partnership's interest therein is approximately $133,000 and is included in Diverted and other assets at a net amount of $0) will be held in escrow for the potential benefit of the defendant pending the outcome of the litigation discussed below.

During 1994, a suit was filed on behalf of certain of the Datronic Partnerships (including the Partnership) arising out of their 1990 acquisition of a lease portfolio. The suit charges fraud and breach of contract against the original owner. During 1995, the Court dismissed the claim for lack of jurisdiction without ruling on its merits. LRC, on behalf of the affected partnerships, filed a revised complaint in the Circuit Court of Cook County, Illinois for fraud and breach of contract in the amount of $5.5 million plus punitive damages and interest. This action remains pending.

(iii) Litigation Costs, Expenses and Fees

Future costs, expenses and fees of the Class Action and any subsequent Class litigation will be paid in such amounts and from such sources as the Court shall determine. Future fees and costs relating to the cross-claims and other litigation undertaken on behalf of the Partnership will be paid by the Partnership subject to the approval

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                  NOTES TO THE FINANCIAL STATEMENTS - CONTINUED

of LRC. It is anticipated that the Datronic Partnerships will continue to expend funds in the future in pursuit of claims described herein. Counsel for the Datronic Partnerships (same as Class Counsel) is charging rates which are less than their normal rates and have a right to receive a contingent fee equal to a percentage of the proceeds, if any, resulting from the cross-claims against professionals.

(b) At December 31, 1997, the Partnership's General Partner, LRC, was a defendant in the following matter:

Secured Lender Litigation

During 1993, in connection with the liquidation of a Recovered Asset, a secured lender filed suit against LRC for an approximate $175,000 loss incurred by the secured lender (see Note 6). The suit was dismissed by the Court during 1995 for failure to state a claim. Upon appeal, a portion of the suit was remanded to the lower court for trial. LRC believes the suit is without merit and is vigorously contesting it.

Due to the uncertainty of the outcome of the pending litigation, no assets have been recorded in the Partnership's financial statements relating to the pending litigation discussed above.


NOTE 9 - PARTNERSHIP MANAGEMENT:

Since July 1, 1996, LRC has directly managed the day-to-day operations of the Datronic Partnerships. The cost of the day-to-day management services is allocated to each partnership based on the level of services performed for each partnership. These expenses are reimbursed to LRC pursuant to the terms of the Amended Partnership Agreement (see Note 10).

Prior to July 1, 1996, the Datronic Partnerships were managed by New Era Funding under the direction of LRC pursuant to a Management Agreement. Effective June 30, 1996, this agreement was terminated and, pursuant to the Management Termination Agreement, New Era was paid a $3.2 million dollar termination fee (plus accrued interest) and the three principals of New Era were paid a total of $1.0 million (plus accrued interest) for their agreement not to compete with the business of the Datronic Partnerships for two years. The Partnership's share of these payments was $830,304, which is included in the 1996 Statement of Revenue and Expenses as part of the Management fees - New Era. Under the terms of the Management Agreement, New Era and its principals were entitled to minimum aggregate annual compensation of $2 million plus all operating expenses incurred in connection with the management of all Partnerships.

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                  NOTES TO THE FINANCIAL STATEMENTS - CONTINUED

As part of the Management Termination Agreement, two of New Era's principals have been retained as consultants to the Datronic Partnerships through March 31, 1999 for an annual fee of $200,000 each. These payments are allocated to each of the Datronic Partnerships based on the services performed for each Partnership and are included in the accompanying Statement of Revenue and Expenses as part of General Partner's expense reimbursement.


NOTE 10 - PARTNERSHIP AGREEMENT:

As part of the 1993 Settlement each limited partner elected to become a Class A, B or C Limited Partner.

Class A Limited Partners

This class elected to begin liquidating their interest in the Partnership as of the Settlement date. Accordingly, each Class A Limited Partner is entitled to receive cash distributions equal to their pro rata share of the net proceeds from the disposition of assets owned by the Partnership on the Settlement Date, plus their pro rata interest in the net proceeds from the disposition of Datronic Assets, Diverted and other assets, and temporary investments. In addition, Class A Limited Partners participate in the Class Action.

Class B Limited Partners

This class elected not to begin liquidation of their interest in the Partnership as of the Settlement Date. Until the Liquidating Phase of the Partnership began on April 12, 1995, each Class B Limited Partner received cash distributions equal to 11% annually of their Adjusted Capital Contributions (as that term is defined in the amended Partnership Agreement). Available cash in excess of that required to pay these distributions was invested in equipment and equipment leases ("New Investments") and temporary investments on behalf of the Class B Limited Partners. In addition, Class B Limited Partners participate in the Class Action.

Class C Limited Partners

This class elected not to participate in the Class Action. Therefore, each Class C Limited Partner: (i) preserved their individual claims against DRC and the other defendants, (ii) does not participate in the Class Action, and (iii) did not participate in the Settlement. In all other respects, including distributions from the Partnership, Class C Limited Partners are the same as Class B Limited Partners.

Distributions to Class A Limited Partners were suspended after payment of the July 1, 1995 distribution and to Class B and C Limited Partners after payment of the April 1, 1996 distribution. If the Partnership obtains funds from pending litigation or cash is otherwise available after providing for the orderly liquidation of the Partnership, additional distributions will be made at the appropriate time.

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                  NOTES TO THE FINANCIAL STATEMENTS - CONTINUED

Concurrent with the beginning of the Liquidating Phase on April 12, 1995, the Partnership ceased making New Investments and the General Partner (LRC) began the orderly liquidation of Partnership assets. Pursuant to this, cash reserves are to be maintained sufficient to satisfy all liabilities of the Partnership and provide for future contingencies. Cash available after satisfying such requirements ("Cash Flow Available for Distribution") will be distributed to the General and Limited Partners as described below.

During the Liquidating Phase, net Partnership proceeds from all sources, less cash reserves needed to satisfy Partnership liabilities and provide for future contingencies will be apportioned among the Class A, B and C Limited Partners, each class as a group, in accordance with each class' interest in each type of asset. Then, Liquidating Distributions will be made to the Limited Partners within each class in accordance with the positive Capital Account balance of each Limited Partner until all Limited Partners' Capital Account balances are zero, and thereafter, pro rata based on the number of units outstanding.

The amended Partnership Agreement provides for the General Partner (LRC) to receive quarterly distributions equal to 1% of the Cash Flow Available for Distribution. In addition, LRC receives reimbursement for expenses incurred in excess of those covered by the 1% distribution. These expense reimbursements are paid one quarter in advance and are adjusted based on LRC's actual expenses. LRC allocates its expenses to each of the Datronic Partnerships based on its activities performed for each Partnership. Beginning July 1, 1996, LRC's expense reimbursement includes expenses incurred in managing the day-to-day operations of this and the other Datronic Partnerships. LRC is entitled to no other fees or reimbursements from the Partnership.

The following summarizes the total of all payments to LRC during the three years ended December 31, 1997:

                                                 Year ended December 31,
                                         -------------------------------------
                                             1997           1996        1995
                                             ----           ----        ----
1% Distribution                          $   21,233     $  104,304  $  600,440
Expense Reimbursement in excess
   of the 1% Distribution                 5,369,846      2,955,260   1,261,078
                                          ---------     ----------   ---------

Total                                    $5,391,079     $3,059,564  $1,861,518
                                         ==========     ==========  ==========

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                  NOTES TO THE FINANCIAL STATEMENTS - CONTINUED


The Partnership's share of these payments were:

                                                 Year ended December 31,
                                          --------------------------------------
                                             1997           1996        1995
                                             ----           ----        ----
1% Distribution                           $     --      $    8,570    $  103,661
Expense Reimbursement in excess
   of the 1% Distribution                  1,254,994       712,459       528,905
                                          ----------    ----------    ----------

Total                                     $1,254,994    $  721,029    $  632,566
                                          ==========    ==========    ==========


NOTE 11 - CONCENTRATION OF CREDIT RISK:

Leasing activity is conducted throughout the United States, with emphasis in certain states such as California, Florida, Nevada, New York, and Texas. The cost of equipment under lease typically ranges from $15,000 to $30,000. Such equipment includes, but is not limited to: general purpose plant/office equipment, printing and photo processing equipment, machine tool and manufacturing equipment, computers and terminals for management information systems, telecommunications equipment, medical equipment, and automotive repair equipment. At December 31, 1997, there are no significant concentrations of business activity in any industry or with any one lessee. The Partnership maintains a security interest in all equipment until the lessee's obligations are fulfilled.

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                  NOTES TO THE FINANCIAL STATEMENTS - CONCLUDED


NOTE 12 - INCOME TAXES:

The Partnership is not subject to Federal income taxes and, accordingly, no provision or credit for such taxes is reflected in the accompanying financial statements. Instead, the tax effects of the Partnership's activities are includable in the individual tax returns of its partners. The following table reconciles the Partnership's net operating results determined in accordance with generally accepted accounting principles with those reported for Federal income tax purposes in total for all Partners and by Class of Partner for the year ended December 31, 1997.


                                            Liquidating  Continuing
                                 General      Limited      Limited
                                 Partner      Partners     Partners      Total
                                 -------    -----------  ----------      -----
Net earnings (loss) per
  accompanying statements      $     122    $ (22,570)   $  34,631    $  12,183

Effect of leases treated as
  operating leases for tax
  purposes                        (1,507)     (33,188)    (116,038)    (150,733)
Effect of principal
  repayments treated as
  income for tax purposes          7,121      157,469      547,502      712,092
Provision for recovery of
  Diverted and other assets       (5,497)    (121,018)    (423,129)    (549,644)
Provision for Class Counsel
  fees and expenses, net            --        (58,850)    (205,739)    (264,589)

Other, net                          (370)      (7,239)     (29,422)     (37,031)
                               ---------    ---------    ---------    ---------

Loss for Federal income
  tax purposes in total        $    (131)   $ (85,396)   $(192,195)   $(277,722)
                               =========    =========    =========    =========

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in accountants or disagreements with accountants on accounting and financial disclosure.


                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership has no employees or directors. LRC was formed in December 1992 in contemplation of the Settlement for the sole purpose of acting as the general partner for each of the Datronic Partnerships. LRC became general partner in 1993. LRC has a nominal net worth. The directors and executive officers of LRC, together with pertinent information concerning each of them are as follows:

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

LRC's Board of Directors and executive officers, together with certain pertinent information regarding their background, are set forth below:


                                    Director
      Name                       Position and Office                       Since
      ----                       -------------------                       -----

Donald D. Torisky           Chairman of the Board and
                            Chief Executive Officer                        12/92

Robert P. Schaen            Vice-Chairman of the Board and
                            Chief Financial Officer                        12/92

Arthur M. Mintz             Vice-Chairman of the Board and
                              General Counsel                              12/92

Donald D. Torisky, age 59, has been associated with LRC since its inception in 1992. Mr. Torisky is also President of Barrington Management and Consulting, Inc. where, prior to March 1993, he coordinated management consulting opportunities for national and international Fortune 500 finance companies. From 1987 to 1990, Mr. Torisky worked with the TransAmerica Corporation as an Executive Vice-President and board member of the TransAmerica Finance Group.
Mr. Torisky also served as the President and Chief Executive Officer of TransAmerica Commercial Finance Corporation. With TransAmerica, Mr. Torisky managed and directed a diversified financial service portfolio of $4.6 billion with branches in the United States, Canada, the United

Kingdom and Australia. From 1962 to 1987, Mr. Torisky was with the Borg-Warner Corporation. In 1983 he became President and Chief Executive Officer of Borg-Warner Financial Services and an officer of Borg-Warner Corp. Mr. Torisky has completed the Advanced Management Program at the Harvard Graduate School of Business Administration. Mr. Torisky served honorably in the United States Marine Corps, and holds a license in life, accident, and health insurance and a Series 6 NASD license.

Robert P. Schaen, age 71, has been associated with LRC since its inception in 1992. Prior to his association with LRC, Mr. Schaen retired from Ameritech in 1991 after 39 years of service with the Bell System and Ameritech. At his retirement he was the Vice-President and Comptroller of Ameritech. He started his Bell System career with New York Telephone Company in 1952, was promoted and transferred to AT&T in 1962, and thereafter, promoted and transferred to Illinois Bell Telephone Company in 1965 where he managed personnel, accounting, data systems and general operations prior to being elected Comptroller and Assistant Secretary. In 1983, Mr. Schaen was named Vice-President and Comptroller of Ameritech. Mr. Schaen served as a naval officer in the Pacific Theater during World War II and retired from the Naval Reserve Intelligence Service in 1968 with the rank of Commander. He graduated from Hobart College in Geneva, New York in 1948 and after graduation remained there as a mathematics and statistics instructor. In 1967 Mr. Schaen completed the Advanced Management Program at the Harvard Graduate School of Business Administration.

Arthur M. Mintz, age 61, has been associated with LRC since its inception in 1992. Mr. Mintz is also Chairman of the Board of Olicon Imaging Systems, Inc., which was founded in 1991. Olicon Imaging Systems, Inc. is a teleradiology company serving approximately 800 hospitals nationwide. Since 1987, he has also served as President of AMRR Leasing Corporation and Vice President and General Counsel of Mobile M.R. Venture, Ltd. In 1983, Mr. Mintz was a founder of Diasonics, Incorporated and served as its Corporate Counsel. Diasonics was listed on the New York Stock Exchange prior to its acquisition by Elsinth in 1995. In 1957, Mr. Mintz obtained a Bachelor of Arts Degree from Northwestern University and in 1959, obtained his J.D. from Northwestern University School of Law. Thereafter, Mr. Mintz served in the United States Army and was honorably discharged. From 1965 to 1982, Mr. Mintz was a principal with the law firms of Mintz, Raskin, Rosenberg, Lewis & Cohen (1965-1975), Mintz, Raskin and Lewis (1975-1979), and Arthur M. Mintz, Ltd., P.C. (1979-1982).

Any change in the compensation of a director of LRC must be approved by the other two non-interested members of the Board of Directors.

ITEM 11 - MANAGEMENT REMUNERATION

The Partnership has no officers or directors and instead is managed by the general partner, LRC.

The Partnership Agreement, as amended, provides for LRC to receive reimbursement for its operating expenses incurred in relation to its functions as General Partner of the Datronic Partnerships. These reimbursements are detailed in Note 10 to the Partnership's financial statements included in Item 8.

Compensation paid to the Chief Executive Officer of LRC during 1997 was as follows:

   Chairman of the
   Board and Chief                                            All Other
   Executive Officer                      Salary            Compensation(b)
   -----------------                      ------            ---------------
   Donald D. Torisky                     $458,644             $3,200(a)

(a) Represents the value of LRC's contribution to LRC's Savings and Retirement Plan allocable to Mr. Torisky for services rendered during 1997.

(b) Information concerning Bonus, Other Annual Compensation, Restricted Stock Award, Option/SARs and LTIP Payouts is Not Applicable.

This compensation was included in LRC's operating expenses reimbursed by all Datronic Partnerships. The Partnership's share of such expense reimbursements, including the 1% of Cash Flow Available for Distribution, was 23.28%.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

None.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


The Partnership has no officers or directors and instead is managed by the general partner, LRC.

The Partnership Agreement, as amended, provides for LRC to receive reimbursement for its operating expenses incurred in relation to its functions as General Partner of the Datronic Partnerships. These reimbursements are detailed in Note 10 to the Partnership's financial statements included in Item 8.

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

(b) Reports on Form 8-K
    None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of March 1998.


            DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.

March 27, 1998      By: Lease Resolution Corporation,
                        General Partner



                    By: /s/ Donald D. Torisky
                        ------------------------------------
                        Donald D. Torisky
                        Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.


By:   /s/ Donald D. Torisky                                      March 27, 1998
     ------------------------------
     Donald D. Torisky
     Chairman and Chief Executive Officer,
     Lease Resolution Corporation,
     General Partner of Datronic
     Equipment Income Fund XVIII, L.P.


By:   /s/ Robert P. Schaen                                       March 27, 1998
     ------------------------------
     Robert P. Schaen
     Vice-Chairman and
     Chief Financial Officer,
     Lease Resolution Corporation,
     General Partner of Datronic
     Equipment Income Fund XVIII, L.P.


By:   /s/ Arthur M. Mintz                                        March 27, 1998
     ------------------------------
     Arthur M. Mintz
     Vice-Chairman and General Counsel,
     Lease Resolution Corporation,
     General Partner of Datronic
     Equipment Income Fund XVIII, L.P.

                                  EXHIBIT INDEX

EXHIBIT NO.                          DESCRIPTION
-----------                          -----------

     27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.