Form 10-Q
period 1998-06-30
DATRONIC EQUIPMENT INCOME FUND XVIII L P
filed 1998-08-14
CIK 850671

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-Q
                       Quarterly Report Under Section 13
                          or 15 (d) of the Securities
                              Exchange Act of 1934
                       ----------------------------------


      For the Quarter Ended
          June 30, 1998                       Commission File Number  0-18650
      ---------------------                   -------------------------------


                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                   ------------------------------------------
             (Exact name of Registrant as specified in its charter)


          Delaware                                      36-3639399
      ----------------                         ---------------------------
      State or other                           IRS Employer Identification
      jurisdiction of                                     Number
      incorporation or
      organization


   1300 E. Woodfield Road, Suite 312            Schaumburg, Illinois 60173
   ---------------------------------            ---------------------------
        Address of principal                       City, State, Zip Code
         executive offices

   Registrant's telephone number:                   (847) 240-6200
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



                                (1)  Yes  x   No

                                (2)  Yes  x   No

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1998

PART I - FINANCIAL INFORMATION

Item 1.

     Index to Financial Statements

       Balance Sheets

       June 30, 1998 (unaudited)                                            3

       December 31, 1997                                                    4

     Statements of Revenue and Expenses (unaudited)

       For the three months ended June 30, 1998                             5

       For the three months ended June 30, 1997                             6

       For the six months ended June 30, 1998                               7

       For the six months ended June 30, 1997                               8

     Statements of Changes in Partners' Equity

       For the six months ended June 30, 1998
           (unaudited)                                                      9

     Statements of Cash Flows (unaudited)

       For the six months ended June 30, 1998                              10

       For the six months ended June 30, 1997                              11

     Notes to Financial Statements (unaudited)                             12

Item 2.

     Management's Discussion and Analysis of
       Financial Condition and Results of Operations                  13 - 16

PART II - OTHER INFORMATION

Items 1-6.                                                                 17

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                                 BALANCE SHEETS
                                 June 30, 1998
                                  (Unaudited)


                                       Liquidating  Continuing
                                         Limited     Limited
                                        Partners     Partners      Total
                                       -----------  ----------  -----------

     ASSETS
     ------

     Cash and cash equivalents          $2,171,520  $5,918,402  $ 8,089,922
     Net investment in direct
      financing leases                           -     638,257      638,257
     Residual interest in CRCA                   -           -            -
     Diverted and other assets, net        340,788   1,191,530    1,532,318
     Datronic assets, net                        -           -            -
                                       -----------  ----------  -----------

                                        $2,512,308  $7,748,189  $10,260,497
                                       ===========  ==========  ===========


     LIABILITIES AND PARTNERS' EQUITY
     --------------------------------

     Accounts payable and
      accrued expenses                  $   14,453  $   60,897  $    75,350
     Lessee rental deposits                 15,088      81,622       96,710
                                       -----------  ----------  -----------

     Total liabilities                      29,541     142,519      172,060

     Total partners' equity              2,482,767   7,605,670   10,088,437
                                       -----------  ----------  -----------

                                        $2,512,308  $7,748,189  $10,260,497
                                       ===========  ==========  ===========


                See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.

                                 BALANCE SHEETS

                               December 31, 1997


                                       Liquidating  Continuing
                                         Limited     Limited
                                        Partners     Partners      Total
                                       -----------  ----------  -----------

     ASSETS
     ------

     Cash and cash equivalents          $2,253,955  $5,662,905  $ 7,916,860
     Net investment in direct
      financing leases                           -   1,045,601    1,045,601
     Residual interest in CRCA                   -           -            -
     Diverted and other assets, net        340,788   1,191,530    1,532,318
     Datronic assets, net                        -           -            -
                                       -----------  ----------  -----------

                                        $2,594,743  $7,900,036  $10,494,779
                                       ===========  ==========  ===========


     LIABILITIES AND PARTNERS' EQUITY
     --------------------------------

     Accounts payable and
      accrued expenses                  $   15,101  $   68,413  $    83,514
     Lessee rental deposits                 18,786      94,702      113,488
                                       -----------  ----------  -----------

       Total liabilities                    33,887     163,115      197,002

     Total partners' equity              2,560,856   7,736,921   10,297,777
                                       -----------  ----------  -----------

                                        $2,594,743  $7,900,036  $10,494,779
                                       ===========  ==========  ===========


                See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.

                       STATEMENTS OF REVENUE AND EXPENSES

                    For the three months ended June 30, 1998
                                  (Unaudited)

                                    Liquidating  Continuing
                                      Limited     Limited
                                     Partners     Partners     Total
                                    -----------  ----------  ----------

        Revenue:
         Lease income               $     3,068  $   44,368  $   47,436
         Interest income                 22,567      81,589     104,156
                                    -----------  ----------  ----------

                                         25,635     125,957     151,592
                                    -----------  ----------  ----------

        Expenses:
         General Partner's expense
          reimbursement                  41,680     167,011     208,691
         Professional fees               79,734     282,820     362,554
         Other operating expenses         2,813       9,795      12,608
         Credit for lease loss           (3,716)    (45,992)    (49,708)
                                    -----------  ----------  ----------

                                        120,511     413,634     534,145
                                    -----------  ----------  ----------


        Net loss                    $   (94,876) $ (287,677) $ (382,553)
                                    ===========  ==========  ==========

        Net loss -
         General Partner            $      (949) $   (2,877) $   (3,826)
                                    ===========  ==========  ==========

        Net loss -
         Limited Partners           $   (93,927) $ (284,800) $ (378,727)
                                    ===========  ==========  ==========


        Net loss per limited
         partnership unit           $     (2.11) $    (1.83)
                                    ===========  ==========

        Weighted average number
         of limited partnership
         units outstanding               44,468     155,509
                                    ===========  ==========

                See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                    For the three months ended June 30, 1997
                                  (Unaudited)

                                       Liquidating  Continuing
                                         Limited     Limited
                                        Partners     Partners     Total
                                       -----------  ----------  ---------

      Revenue:
       Lease income                     $    3,057   $  86,817   $ 89,874
       Interest income                      18,544      72,062     90,606
                                       -----------  ----------  ---------

                                            21,601     158,879    180,480
                                       -----------  ----------  ---------

      Expenses:
       General Partner's expense
        reimbursement                       83,932     300,723    384,655
       Professional fees                    19,548      72,949     92,497
       Other operating expenses                270       1,164      1,434
       Credit for lease losses             (69,936)   (244,524)  (314,460)
                                       -----------  ----------  ---------

                                            33,814     130,312    164,126
                                       -----------  ----------  ---------


      Net earnings (loss)               $  (12,213)  $  28,567   $ 16,354
                                       ===========  ==========  =========

      Net earnings (loss) -
       General Partner                  $     (122)  $     286   $    164
                                       ===========  ==========  =========

      Net earnings (loss) -
       Limited Partners                 $  (12,091)  $  28,281   $ 16,190
                                       ===========  ==========  =========

      Net earnings (loss) per limited
       partnership unit                 $     (.27)  $     .18
                                       ===========  ==========

      Weighted average number
       of limited partnership
       units outstanding                    44,468     155,509
                                       ===========  ==========

                See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                     For the six months ended June 30, 1998
                                  (Unaudited)



                                    Liquidating  Continuing
                                      Limited     Limited
                                     Partners     Partners     Total
                                    -----------  ----------  ----------
        Revenue:
         Lease income               $    10,528  $  104,996  $  115,524
         Interest income                 44,258     163,137     207,395
                                    -----------  ----------  ----------

                                         54,786     268,133     322,919
                                    -----------  ----------  ----------

        Expenses:
         General Partner's expense
          reimbursement                  89,943     356,259     446,202
         Professional fees              133,373     471,874     605,247
         Other operating expenses         5,960      21,307      27,267
         Credit for lease losses        (96,401)   (450,056)   (546,457)
                                    -----------  ----------  ----------

                                        132,875     399,384     532,259
                                    -----------  ----------  ----------


        Net loss                    $   (78,089) $ (131,251) $ (209,340)
                                    ===========  ==========  ==========

        Net loss -
         General Partner            $      (781) $   (1,312) $   (2,093)
                                    ===========  ==========  ==========

        Net loss -
         Limited Partners           $   (77,308) $ (129,939) $ (207,247)
                                    ===========  ==========  ==========

        Net loss per limited
         partnership unit           $     (1.74) $     (.84)
                                    ===========  ==========

        Weighted average number
         of limited partnership
         units outstanding               44,468     155,509
                                    ===========  ==========

                See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.

                       STATEMENTS OF REVENUE AND EXPENSES

                     For the six months ended June 30, 1997
                                  (Unaudited)

                                       Liquidating  Continuing
                                         Limited     Limited
                                        Partners     Partners     Total
                                       -----------  ----------  ---------

      Revenue:
       Lease income                    $     6,483  $  192,558  $ 199,041
       Interest income                      32,254     133,255    165,509
                                       -----------  ----------  ---------

                                            38,737     325,813    364,550
                                       -----------  ----------  ---------

      Expenses:
       General Partner's expense
        reimbursement                      183,364     657,833    841,197
       Professional fees                    35,832     133,601    169,433
       Other operating expenses              4,636      17,289     21,925
       Credit for lease losses            (170,578)   (491,410)  (661,988)
                                       -----------  ----------  ---------

                                            53,254     317,313    370,567
                                       -----------  ----------  ---------


      Net earnings (loss)              $   (14,517) $    8,500  $  (6,017)
                                       ===========  ==========  =========

      Net earnings (loss) -
       General Partner                 $      (145) $       85  $     (60)
                                       ===========  ==========  =========

      Net earnings (loss) -
       Limited Partners                $   (14,372) $    8,415  $  (5,957)
                                       ===========  ==========  =========

      Net earnings (loss) per limited
       partnership unit                $      (.32) $      .05
                                       ===========  ==========

      Weighted average number
       of limited partnership
       units outstanding                    44,468     155,509
                                       ===========  ==========


                See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.

                    STATEMENT OF CHANGES IN PARTNERS' EQUITY
                                  (Unaudited)


                                          Liquidating  Continuing
                                General     Limited     Limited      Total
                               Partner's   Partners'   Partners'   Partners'
                                Equity      Equity       Equity     Equity
                               ---------  -----------  ---------- -----------


  Balance, December 31, 1997*  $       -  $ 2,560,856  $7,736,921 $10,297,777

   Net loss                       (2,093)     (77,308)   (129,939)   (209,340)
   Allocation of General
    Partner's Equity               2,093         (781)     (1,312)          -
                               ---------  -----------  ---------- -----------

  Balance, June 30, 1998       $       -  $ 2,482,767  $7,605,670 $10,088,437
                               =========  ===========  ========== ===========

* Balances are net of $57,257 and $298,788, of General Partner's equity previously allocated to Liquidating and Continuing Limited Partners' Equity.


                See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                            STATEMENTS OF CASH FLOWS
                     For the six months ended June 30, 1998
                                  (Unaudited)


                                          Liquidating  Continuing
                                            Limited     Limited
                                           Partners     Partners     Total
                                          -----------  ----------  ----------

   Cash flows from operating activities:
    Net loss                              $   (78,089)  $(131,251) $ (209,340)
    Adjustments to reconcile
     net loss to net cash used
     in operating activities:
      Credit for lease losses                 (96,401)   (450,056)   (546,457)
      Changes in assets and
       liabilities:
       Accounts payable and
         accrued expenses                        (648)     (7,516)     (8,164)
       Lessee rental deposits                  (3,698)    (13,080)    (16,778)
                                          -----------  ----------  ----------

                                             (178,836)   (601,903)   (780,739)
                                          -----------  ----------  ----------

   Cash flows from investing activities:
    Principal collections on leases            96,401     857,400     953,801
                                          -----------  ----------  ----------


   Net increase (decrease) in cash
    and cash equivalents                      (82,435)    255,497     173,062

   Cash and cash equivalents:
    Beginning of year                       2,253,955   5,662,905   7,916,860
                                          -----------  ----------  ----------


    End of second quarter                 $ 2,171,520  $5,918,402  $8,089,922
                                          ===========  ==========  ==========

                See accompanying notes to financial statements.

                  DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.

                           STATEMENTS OF CASH FLOWS

                    For the six months ended June 30, 1997
                                 (Unaudited)


                                          Liquidating  Continuing
                                            Limited     Limited
                                           Partners     Partners     Total
                                          -----------  ---------   ----------

  Cash flows from operating activities:
   Net earnings (loss)                    $   (14,517) $    8,500  $   (6,017)
   Adjustments to reconcile net earnings
    (loss) to net cash used in operating
    activities:
    Credit for lease losses                  (170,578)   (491,410)   (661,988)
    Changes in assets and liabilities:
     Accounts payable and accrued
      expenses                                (41,969)   (160,540)   (202,509)
     Lessee rental deposits                    (8,738)    (38,825)    (47,563)
     Due from management company               12,674      47,002      59,676
                                          -----------  ----------  ----------

                                             (223,128)   (635,273)   (858,401)
                                          -----------  ----------  ----------


  Cash flows from investing activities:
   Principal collections on leases            174,760   1,687,521   1,862,281
                                          -----------  ----------  ----------



  Net increase (decrease) in cash
   and cash equivalents                       (48,368)  1,052,248   1,003,880

  Cash and cash equivalents:
   Beginning of year                        2,357,430   3,986,042   6,343,472
                                          -----------  ----------  ----------



   End of second quarter                  $ 2,309,062  $5,038,290  $7,347,352
                                          ===========  ==========  ==========

               See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1998
                                  (Unaudited)


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

NOTE 4 - SETTLEMENT OF LITIGATION:

On May 5, 1998, Lease Resolution Corporation (LRC), on behalf of Datronic Equipment Income Funds XVI, XVII, XVIII, XIX, XX and Datronic Finance Income Fund I, reached an agreement to settle all claims of the aforementioned partnerships against Weiss & Co. ("Settlement Agreement"). (See Note 8 to the financial statements included in the Partnership's 1997 Form 10-K). The Settlement Agreement is contingent upon subsequent approval by the United States District Court for the Northern District of Illinois, Eastern Division (the "District Court") dismissing Weiss & Co. as a party defendant. Pursuant to the terms of the Settlement Agreement, Weiss & Co. has agreed to pay LRC, on behalf of the aforementioned partnerships, $2.4 million. LRC expects to determine the appropriate allocation of these proceeds among the Partnerships, net of contingent attorneys fees of $600,000, during the third quarter after considering all relevant factors associated with the Settlement. Weiss & Co. has transferred $2.4 million to an escrow account; this amount will be transferred to LRC no later than 30 days following the District Court entering an order of dismissal of Weiss & Co. The District Court has scheduled a hearing for August 19, 1998 to entertain the motion for dismissal of Weiss & Co. as a party defendant.

On June 10, 1998, a verdict was rendered finding Price Waterhouse liable for negligence, but not guilty of breach of contract. On July 20, LRC and Price Waterhouse both filed post trial motions requesting relief from the Court. The Court is not expected to rule on these motions for several months.

PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of liquidity and capital resources covers material changes in the Partnership's financial condition from December 31, 1997 through June 30, 1998. The discussion and analysis of results of operations is for the three and six month periods ended June 30, 1998 as compared to the corresponding periods in 1997.

Liquidity and Capital Resources

During the six months ended June 30, 1998, Partnership assets continued to be converted to cash in order to pay Partnership operating expenses, liquidate Partnership liabilities and increase cash balances for the ultimate liquidation of the Partnership.

During the six months ended June 30, 1998, the Partnership's cash and cash equivalents increased by $173,000 to $8,090,000 at June 30, 1998 from $7,917,000 at December 31, 1997. This increase is primarily due to cash receipts from collections on leases of $954,000 which includes a $384,000 recovery of a portion of the Partnership's residual interest in CRCA, partially offset by cash used in operations of $781,000.

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

The continued operation and eventual liquidation of the Partnership involves numerous complex issues which have to be resolved. These issues relate to the timing and the amount to be realized from the liquidation of lease-related assets, Diverted and other assets, Datronic assets, litigation and the liquidation of the other Datronic Partnerships. These issues make it difficult to predict the time and costs necessary to operate and liquidate the Partnership in an orderly manner. As a result of these uncertainties, it is unlikely that any significant additional distributions will be made until all remaining assets are liquidated and the pending litigation is resolved. The amount of future distributions, if any, to the Limited Partners, in all likelihood, will be significantly less than the amount of partners' equity reflected in the June 30, 1998 balance sheets (see Partnership's financial statements included in Item 1).

Results of Operations

The Partnership had net loss of $383,000 for the three months ended and $209,000 for the six months ended June 30, 1998 in the aggregate for all classes of partners. This compares to an aggregate net income of $16,000 for the three months ended and net loss of $6,000 for the six months ended June 30, 1997. Differences in operating results between Liquidating and Continuing Limited Partners are attributable to lease income, acquisition costs, and expenses associated with new lease investments made since the March 4, 1993 Settlement. Liquidating Limited Partners do not participate in these post Settlement activities. Significant factors affecting overall operating results for the three and six month periods ended June 30, 1998 as compared to the same periods in 1997 include the following:

Lease income:
Since April 1995, the Partnership has been in its Liquidation Phase which prohibits investing in any new leases. Accordingly, the lease portfolio has continued to decrease as collections are made, resulting in a continued decline in lease income for the three and six months ended June 30, 1998 as compared to the corresponding periods in 1997.

Interest income:
Interest income increased for the three and six months ended June 30, 1998 as compared to the corresponding periods in 1997 as a result of increased invested cash balances.

General Partner's expense reimbursement:
The decrease for the three and six month periods ended June 30, 1998 is primarily due to changes in the premium payments for D&O insurance, relocation costs and reductions in staff and related costs. Through the first quarter 1997, D&O insurance premiums were paid on an annual basis; however, in September 1997 a one-time premium was paid that extended coverage through the ultimate liquidation date of the Partnership. Included in the second quarter 1997 is a one-time charge for relocating staff to reduced office space.

Professional fees:
The 1998 increase reflects fees paid in connection with the ongoing litigation against the Partnership's former accountants. As of August 14, 1998 the litigation process continues. This increase is partially offset by the decreasing level of professional services required in such areas as collections, consulting and auditing. These decreases are the result of the decrease in the Partnership's lease portfolio and related activities.

Credit for lease losses:
The credits for 1998 and 1997 reflect recoveries of lease balances previously reserved. 1998 and 1997 amounts also include $384,000 and $461,000, respectively, of recoveries on the residual interest in CRCA. See Note 4 to the Partnership's financial statements included in the 1997 Form 10-K.

PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

Reference is made to Item 3 - Legal Proceedings in the Partnership's December 31, 1997 Form 10-K, for a discussion of material legal proceedings involving the Partnership.

Reference is made to Part I, Item 1, Note 4 for a discussion of legal proceedings involving claims against Weiss & Co. and Price Waterhouse.

ITEM 2.  CHANGES IN SECURITIES


None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits


See Exhibit Index.

(b)  Reports on Form 8-K


None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 14th day of August 1998.




          DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
          Registrant





     By:  /s/ DONALD D. TORISKY
          -------------------------------------------
          Donald D. Torisky
          Chairman and Chief Executive Officer,
          Lease Resolution Corporation
          General Partner of
          Datronic Equipment Income Fund XVIII, L.P.



     By:  /s/ ROBERT P. SCHAEN
          -------------------------------------------
          Robert P. Schaen
          Vice-Chairman and Chief Financial Officer,
          Lease Resolution Corporation
          General Partner of
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