Form 10-Q
period 1998-09-30
DATRONIC EQUIPMENT INCOME FUND XVIII L P
filed 1998-11-16
CIK 850671

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q
                        Quarterly Report Under Section 13
                           or 15 (d) of the Securities
                              Exchange Act of 1934



For the Quarter Ended
 September 30, 1998                             Commission File Number  0-18650
---------------------                           -------------------------------


                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

   Delaware                                        36-3639399
-----------------                        ---------------------------
 State or other                          IRS Employer Identification
 jurisdiction of                                    Number
 incorporation or
 organization

1300 E. Woodfield Road, Suite 312        Schaumburg, Illinois 60173
---------------------------------        --------------------------
 Address of principal                        City, State, Zip Code
 executive offices

Registrant's telephone number:                  (847) 240-6200
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



                           (1)  Yes  x   No

                           (2)  Yes  x   No

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

PART I -- FINANCIAL INFORMATION

Item 1.

  Index to Financial Statements

    Balance Sheets

      September 30, 1998 (unaudited)                               3

      December 31, 1997                                            4

    Statements of Revenue and Expenses (unaudited)

      For the three months ended September 30, 1998                5

      For the three months ended September 30, 1997                6

      For the nine months ended September 30, 1998                 7

      For the nine months ended September 30, 1997                 8

    Statements of Changes in Partners' Equity

      For the nine months ended September 30, 1998
         (unaudited)                                               9

    Statements of Cash Flows (unaudited)

      For the nine months ended September 30, 1998                10

      For the nine months ended September 30, 1997                11

    Notes to Financial Statements (unaudited)                12 - 13

Item 2.


  Management's Discussion and Analysis of
    Financial Condition and Results of Operations            14 - 16

PART II -- OTHER INFORMATION

Items 1-6.                                                        17

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                                 BALANCE SHEETS
                               September 30, 1998
                                  (Unaudited)

                                  Liquidating      Continuing
                                    Limited          Limited
                                   Partners         Partners           Total
                                  ------------     ------------     ------------
ASSETS

Cash and cash equivalents           $2,152,684      $6,034,140       $ 8,186,824
Net investment in direct
  financing leases                          --         442,260           442,260
Residual interest in CRCA                   --              --                --
Diverted and other assets, net         340,788       1,191,530         1,532,318
Datronic assets, net                        --              --                --
                                    ----------      ----------       -----------

                                    $2,493,472      $7,667,930       $10,161,402
                                    ==========      ==========       ===========



LIABILITIES AND PARTNERS' EQUITY

Accounts payable and
  accrued expenses                  $   14,394      $    60,943      $    75,337
Lessee rental deposits                  11,271           59,663           70,934
                                    ----------      -----------      -----------

Total liabilities                       25,665          120,606          146,271

Total partners' equity               2,467,807        7,547,324       10,015,131
                                    ----------      -----------      -----------

                                    $2,493,472      $ 7,667,930      $10,161,402
                                    ==========      ===========      ===========




















                See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                                 BALANCE SHEETS
                               December 31, 1997



                                Liquidating       Continuing
                                  Limited           Limited
                                 Partners          Partners          Total
                                ------------      ------------     -----------
ASSETS

Cash and cash equivalents         $2,253,955        $5,662,905     $ 7,916,860
Net investment in direct
  financing leases                        --         1,045,601       1,045,601
Residual interest in CRCA                 --                --              --
Diverted and other assets, net       340,788         1,191,530       1,532,318
Datronic assets, net                      --                --              --
                                  ----------       -----------     -----------

                                  $2,594,743        $7,900,036     $10,494,779
                                  ==========        ==========     ===========


LIABILITIES AND PARTNERS' EQUITY

Accounts payable and
  accrued expenses                $   15,101        $   68,413     $    83,514
Lessee rental deposits                18,786            94,702         113,488
                                  ----------        ----------     -----------

     Total liabilities                33,887           163,115         197,002

Total partners' equity             2,560,856         7,736,921      10,297,777
                                  ----------        ----------     -----------


                                  $2,594,743        $7,900,036     $10,494,779
                                  ==========        ==========     ===========




















                See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                 For the three months ended September 30, 1998
                                  (Unaudited)

                              Liquidating        Continuing
                                Limited           Limited
                               Partners           Partners          Total
                              -----------        ----------       ---------
Revenue:
  Lease income                 $     115         $  21,681        $  21,796
  Interest income                 21,942            82,280          104,222
                               ---------         ---------        ---------

                                  22,057           103,961          126,018
                               ---------         ---------        ---------

Expenses:
  General Partner's expense
    reimbursement                 34,087           144,896          178,983
  Professional fees                4,304            22,185           26,489
  Other operating expenses         1,465             5,153            6,618
  Credit for lease losses         (2,839)           (9,927)         (12,766)
                               ---------         ---------        ---------

                                  37,017           162,307          199,324
                               ---------         ---------        ---------


Net loss                       $ (14,960)        $ (58,346)       $ (73,306)
                               =========         =========        =========

Net loss --
  General Partner              $    (150)        $    (583)       $    (733)
                               =========         =========        =========

Net loss --
  Limited Partners             $ (14,810)        $ (57,763)       $ (72,573)
                               =========         =========        =========


Net loss per limited
  partnership unit                $ (.33)          $  (.37)
                                  ======           =======

Weighted average number
  of limited partnership
  units outstanding               44,468           155,509
                                  ======           =======















                See accompanying notes to financial statements.

                      DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                          STATEMENTS OF REVENUE AND EXPENSES
                     For the three months ended September 30, 1997
                                     (Unaudited)

                                  Liquidating       Continuing
                                    Limited          Limited
                                    Partners         Partners          Total
                                  -----------       ----------       ---------
Revenue:
  Lease income                    $   1,009         $  65,770        $  66,779
  Interest income                    20,840            76,384           97,224
                                  ---------         ---------        ---------

                                     21,849           142,154          164,003
                                  ---------         ---------        ---------

Expenses:
  General Partner's expense
    reimbursement                    58,564           230,977          289,541
  Professional fees                  30,927           108,997          139,924
  Other operating expenses            4,075            14,390           18,465
  Credit for lease losses           (60,925)         (213,016)        (273,941)
                                  ---------         ---------        ---------

                                     32,641           141,348          173,989
                                  ---------         ---------        ---------


Net earnings (loss)               $ (10,792)        $     806        $  (9,986)
                                  =========         =========        =========


Net earnings (loss) --
  General Partner                 $    (108)        $       8        $    (100)
                                  =========         =========        =========


Net earnings (loss) --
  Limited Partners                $ (10,684)        $     798        $  (9,886)
                                  =========         =========        =========


Net earnings (loss) per limited
  partnership unit                   $(0.24)          $  0.01
                                     ======           =======

Weighted average number
  of limited partnership units
  outstanding                        44,468           155,509
                                     ======           =======













                See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                  For the nine months ended September 30, 1998
                                  (Unaudited)


                                 Liquidating     Continuing
                                  Limited          Limited
                                  Partners        Partners          Total
                                ------------     -----------      ----------
Revenue:
  Lease income                   $  10,643        $ 126,677       $  137,320
  Interest income                   66,200          245,417          311,617
                                 ---------        ---------       ----------

                                    76,843          372,094          448,937
                                 ---------        ---------       ----------

Expenses:
  General Partner's expense
    reimbursement                  124,030          501,155          625,185
  Professional fees                137,677          494,059          631,736
  Other operating expenses           7,425           26,460           33,885
  Credit for lease losses          (99,240)        (459,983)        (559,223)
                                 ---------        ---------       ----------

                                   169,892          561,691          731,583
                                 ---------        ---------       ----------


Net loss                         $ (93,049)       $(189,597)      $ (282,646)
                                 =========        =========       ==========

Net loss --
  General Partner                $    (930)       $  (1,896)      $   (2,826)
                                 =========        =========       ==========

Net loss --
  Limited Partners               $ (92,119)       $(187,701)      $ (279,820)
                                 =========        =========       ==========

Net loss per limited
  partnership unit                  $(2.07)         $ (1.21)
                                    ======          =======

Weighted average number
  of limited partnership
  units outstanding                 44,468          155,509
                                    ======          =======

















                See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                  For the nine months ended September 30, 1997
                                   (Unaudited)


                              Liquidating     Continuing
                                Limited         Limited
                               Partners        Partners           Total
                              -----------     -----------      -----------
Revenue:
  Lease income                 $   7,492       $  258,328       $  265,820
  Interest income                 53,094          209,639          262,733
                               ---------       ----------       ----------

                                  60,586          467,967          528,553
                               ---------       ----------       ----------

Expenses:
  General Partner's expense
    reimbursement                241,928          888,810        1,130,738
  Professional fees               66,759          242,598          309,357
  Other operating expenses         8,711           31,679           40,390
  Credit for lease losses       (231,503)        (704,426)        (935,929)
                               ---------       ----------       ----------

                                  85,895          458,661          544,556
                               ---------       ----------       ----------


Net earnings (loss)            $ (25,309)      $    9,306       $  (16,003)
                               =========       ==========       ==========


Net earnings (loss) --
  General Partner              $    (253)      $       93       $     (160)
                               =========       ==========       ==========


Net earnings (loss) --
  Limited Partners             $ (25,056)      $    9,213       $  (15,843)
                               =========       ==========       ==========


Net earnings (loss) limited
  partnership unit                $ (.56)        $    .06
                                  ======         ========

Weighted average number
  of limited partnership units
  outstanding                     44,468          155,509
                                  ======          =======













                See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.

                    STATEMENT OF CHANGES IN PARTNERS' EQUITY
                                  (Unaudited)



                                          Liquidating  Continuing
                                General     Limited      Limited       Total
                               Partner's   Partners'    Partners'     Partners'
                                Equity      Equity       Equity        Equity
                              ----------  -----------  ----------   -----------
Balance, December 31, 1997*   $      --   $2,560,856   $7,736,921   $10,297,777

  Net loss                       (2,826)     (92,119)    (187,701)     (282,646)
  Allocation of General
    Partner's Equity              2,826         (930)      (1,896)           --
                              ---------   ----------   ----------   -----------

Balance, September 30, 1998   $      --   $2,467,807   $7,547,324   $10,015,131
                              =========   ==========   ==========   ===========



[FN]

* Balances are net of $57,257 and $298,788, of General Partner's equity previously allocated to Liquidating and Continuing Limited Partners' Equity.


































                See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                            STATEMENTS OF CASH FLOWS
                  For the nine months ended September 30, 1998
                                  (Unaudited)



                                        Liquidating    Continuing
                                          Limited        Limited
                                         Partners       Partners        Total
                                       ------------    -----------   ----------
Cash flows from operating activities:
  Net loss                              $  (93,049)     $ (189,597)  $ (282,646)
  Adjustments to reconcile
    net loss to net cash used
    in operating activities:
      Credit for lease losses              (99,240)       (459,983)    (559,223)
      Changes in assets and
        liabilities:
        Accounts payable and
          accrued expenses                    (707)         (7,470)      (8,177)
        Lessee rental deposits              (7,515)        (35,039)     (42,554)
                                        ----------      ----------   ----------

                                          (200,511)       (692,089)    (892,600)
                                        ----------      ----------   ----------

Cash flows from investing activities:
  Principal collections on leases           99,240       1,063,324    1,162,564
                                        ----------      ----------   ----------


Net increase (decrease) in cash
  and cash equivalents                    (101,271)        371,235      269,964

Cash and cash equivalents:
  Beginning of year                      2,253,955       5,662,905    7,916,860
                                        ----------      ----------   ----------


  End of third quarter                  $2,152,684      $6,034,140   $8,186,824
                                        ==========      ==========   ==========


















                See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                            STATEMENTS OF CASH FLOWS
                  For the nine months ended September 30, 1997
                                  (Unaudited)


                                          Liquidating  Continuing
                                            Limited      Limited
                                           Partners     Partners       Total
                                         ------------  -----------  ----------
Cash flows used for operating activities:
  Net earnings (loss)                      $  (25,309)  $    9,306  $  (16,003)
  Adjustments to reconcile net earnings
    (loss) to net cash used in
    operating activities:
    Credit for lease losses                  (231,503)    (704,426)   (935,929)
    Changes in assets and liabilities:
      Accounts payable and accrued
        expenses                              (43,106)    (165,570)   (208,676)
      Lessee rental deposits                  (16,980)     (72,718)    (89,698)
      Due from management company              12,674       47,002      59,676
                                           ----------   ----------  ----------

                                             (304,224)    (886,406) (1,190,630)
                                           ----------   ----------  ----------

Cash flows from investing activities:
  Principal collections on leases             235,994    2,312,851   2,548,845
                                           ----------   ----------  ----------


Net increase (decrease) in cash and
  cash equivalents                            (68,230)   1,426,445   1,358,215

Cash and cash equivalents:
  Beginning of year                         2,357,430    3,986,042   6,343,472
                                           ----------   ----------  ----------


  End of third quarter                     $2,289,200   $5,412,487  $7,701,687
                                           ==========   ==========  ==========




















                See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (Unaudited)


NOTE 1 - ORGANIZATION:
----------------------
Datronic Equipment Income Fund XVIII, L.P., a Delaware Limited Partnership (the "Partnership"), was formed on April 12, 1989 for the purpose of acquiring and leasing both high- and low-technology equipment. See Notes 5, 8, and 10 to the Partnership's financial statements included in the 1997 Form 10-K for a discussion of the alleged diversion of Partnership assets in 1991 and 1992 and the subsequent litigation and settlement, change in general partner, new classes of limited partners established and amendments to the Partnership Agreement that occurred.

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

NOTE 4 - SETTLEMENT OF LITIGATION:
----------------------------------
On May 5, 1998, Lease Resolution Corporation (LRC), on behalf of Datronic Equipment Income Funds XVI, XVII, XVIII, XIX, XX and Datronic Finance Income Fund I, reached an agreement to settle all claims of the aforementioned partnerships against Weiss & Co. The settlement was contingent upon the subsequent approval by the United States District Court for the Northern District of Illinois, Eastern Division (the "District Court") dismissing Weiss & Co. as a party defendant. On August 19, 1998, the District Court entered an order dismissing Weiss & Co. as a party defendant, and on September 20, 1998, $2,437,331 was transferred to LRC in full and final settlement of the Weiss matter. In connection with this matter, a total of $1,410,950 of expenses ($708,600 for the nine months ended September 30, 1998) consisting primarily of legal fees, was incurred. After payment of contingent legal fees of $609,333, a total of $1,827,998 is available for transfer to the Datronic Partnerships. LRC will determine the appropriate allocation of these amounts among the Partnerships after resolution of the post-trial motions filed in the Price Waterhouse matter.

On June 10, 1998 a verdict was rendered finding Price Waterhouse liable for negligence, but not guilty of breach of contract. On July 20, 1998, LRC and Price Waterhouse both filed post-trial motions requesting relief from the Court. The Court is not expected to rule on these motions for several months.

PART I

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
AND RESULTS OF OPERATIONS
-------------------------
The following discussion and analysis of liquidity and capital resources covers material changes in the Partnership's financial condition from December 31, 1997 through September 30, 1998. The discussion and analysis of results of operations is for the three and nine month periods ended September 30, 1998 as compared to the corresponding periods in 1997.

Liquidity and Capital Resources
-------------------------------
During the nine months ended September 30, 1998, Partnership assets continued to be converted to cash in order to pay Partnership operating expenses, liquidate Partnership liabilities and increase cash balances for the ultimate liquidation of the Partnership.

During the nine months ended September 30, 1998, the Partnership's cash and cash equivalents increased by $270,000 to $8,187,000 at September 30, 1998 from $7,917,000 at December 31, 1997. This increase is primarily due to cash receipts from collections on leases of $1,163,000 which includes a $384,000 recovery of a portion of the Partnership's residual interest in CRCA, partially offset by cash used in operations of $893,000.

The Partnership's sources of liquidity on both a long-term and short-term basis are expected to come principally from cash-on-hand and cash receipts from leases owned by the Partnership. The lease portfolio is scheduled to be substantially run out by the end of 1999, unless it is determined that it is in the Partnership's best interest to dispose of the remaining portfolio earlier. In addition, the Partnership's sources of liquidity on a long-term basis include proceeds from the sale of Diverted and other assets. Management believes that these sources of liquidity in the short and long-term are sufficient to meet operating cash requirements, provide for ongoing pursuit of litigation, and an orderly liquidation of the Partnership.

The continued operation and eventual liquidation of the Partnership involves complex issues some of which have been resolved. These issues relate to the timing and the amount to be realized from the liquidation of lease-related assets, Diverted and other assets, Datronic assets, litigation and the liquidation of the other Datronic Partnerships. These issues make it difficult to predict the time and costs necessary to operate and liquidate the Partnership in an orderly manner. Through the second quarter of 1998, it appeared unlikely that the Partnership would make any additional distributions until such time as its remaining assets were liquidated and the pending litigation was resolved. Now that additional assets have been liquidated the General Partner has determined that an interim cash distribution will be paid to the Limited Partners shortly after the end of the first quarter 1999. The General Partner is in the process of determining the amount that will be available for this distribution and its allocation among each class of Limited Partner. This distribution will be made to owners of record as of December 31, 1998 even if their units are subsequently sold.

Results of Operations
---------------------
The Partnership had a net loss of $73,000 and $283,000 for the three and nine months ended September 30, 1998, respectively, in the aggregate for all classes of partners. This compares to a net loss of $10,000 for the three months ended and $16,000 for the nine months ended September 30, 1997. Differences in operating results between Liquidating and Continuing Limited Partners are attributable to lease income, acquisition costs, and expenses associated with new lease investments made since the March 4, 1993 Settlement. Liquidating Limited Partners do not participate in these post Settlement activities. Significant factors affecting overall operating results for the three and nine month periods ended September 30, 1998 as compared to the same periods in 1997 include the following:

Lease income:
Since April 1995, the Partnership has been in its Liquidation Phase which prohibits investing in any new leases. Accordingly, the lease portfolio has continued to decrease as collections are made, resulting in a continued decline in lease income for the three and nine months ended September 30, 1998 as compared to the corresponding periods in 1997.

Interest income:
Interest income increased for the three and nine month periods ended September 30, 1998 as compared to the corresponding periods in 1997 as a result of increased invested cash balances.

General Partner's expense reimbursement:
The decrease for the three and nine month periods ended September 30, 1998 is primarily due to the elimination of premium payments for D&O insurance and relocation costs as well as reductions in staff and related costs. Through the first quarter 1997, D&O insurance premiums were paid on an annual basis; however, in September 1997 a one-time premium was paid that extended coverage through the ultimate liquidation date of the Partnership. Included in the second quarter 1997 is a one-time charge for relocating staff to reduced office space.

Professional fees:
The increase for the nine month period ended September 30, 1998 primarily reflects fees paid during the second quarter of 1998 in connection with the trial against one of the Partnership's former accountants. This increase is partially offset by the decreasing level of professional services required in such areas as collections, consulting and auditing. These decreases are the result of the decrease in the Partnership's lease portfolio and related activities. The decrease for the three months ended September 30, 1998 primarily reflects the reduction in fees paid in connection with the ongoing litigation. There was little activity while awaiting rulings on post-trial motions filed in July 1998. See Note 4 to the Partnership's financial statements included in item 1.

Credit for lease losses:
The credits for 1998 and 1997 reflect recoveries of lease balances previously reserved. 1998 and 1997 amounts also include $384,000 and $936,000, respectively, of recoveries on the residual interest in CRCA. See Note 4 to the Partnership's financial statements included in the 1997 Form 10-K.

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

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits


See Exhibit Index.

(b)  Reports on Form 8-K


None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 16th day of November 1998.





            DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
            Registrant





       By:  /s/ DONALD D. TORISKY
            --------------------------------------------
            Donald D. Torisky Chairman and Chief Executive Officer, Lease Resolution Corporation General Partner of Datronic Equipment Income Fund XVIII, L.P.



       By:  /s/ ROBERT P. SCHAEN
            --------------------------------------------
            Robert P. Schaen
            Vice-Chairman and Chief Financial Officer, Lease Resolution Corporation General Partner of Datronic Equipment Income Fund XVIII, L.P.

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