Form 10-Q
period 1999-06-30
DATRONIC EQUIPMENT INCOME FUND XVIII L P
filed 1999-08-06
CIK 850671

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q
                        Quarterly Report Under Section 13
                           or 15 (d) of the Securities
                              Exchange Act of 1934
                        ---------------------------------


For the Quarter Ended
     June 30, 1999                               Commission File Number  0-18650
---------------------                           --------------------------------


                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                   ------------------------------------------
             (Exact name of Registrant as specified in its charter)


   Delaware                                                   36-3639399
------------------                                   ---------------------------
 State or other                                      IRS Employer Identification
 jurisdiction of                                                Number
 incorporation or
 organization

1300 E. Woodfield Road, Suite 312                     Schaumburg, Illinois 60173
---------------------------------                     --------------------------
 Address of principal                                   City, State, Zip Code
 executive offices

Registrant's telephone number:                              (847) 240-6200
                                                       -------------------------


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

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                                    FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1999

PART I - FINANCIAL INFORMATION

Item 1.

  Index to Financial Statements

    Balance Sheets

      June 30, 1999 (unaudited)                                                3

      December 31, 1998                                                        4

    Statements of Revenue and Expenses (unaudited)

      For the three months ended June 30, 1999                                 5

      For the three months ended June 30, 1998                                 6


          For the six months ended June 30, 1999                               7

          For the six months ended June 30, 1998                               8

    Statements of Changes in Partners' Equity

      For the six months ended June 30, 1999
          (unaudited)                                                          9

    Statements of Cash Flows (unaudited)

      For the six months ended June 30, 1999                                  10

      For the six months ended June 30, 1998                                  11

    Notes to Financial Statements (unaudited)                            12 - 13

Item 2.

  Management's Discussion and Analysis of
    Financial Condition and Results of Operations                        14 - 15

Item 3.

  Quantitative and Qualitative Disclosures about
    Market Risk                                                               16

PART II - OTHER INFORMATION

Items 1-6.                                                                    17

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                                 BALANCE SHEETS
                                 June 30, 1999
                                  (Unaudited)


                                     Liquidating      Continuing
                                       Limited         Limited
                                       Partners        Partners         Total
                                     -----------     -----------     ----------
ASSETS
------

Cash and cash equivalents             $  641,598     $ 2,579,061     $3,220,659
Net investment in direct financing
  leases                                     -           166,169        166,169
Residual interest in CRCA                    -               -              -
Diverted and other assets, net           176,327         616,511        792,838
Datronic assets, net                         -               -              -
                                     -----------     -----------     ----------
                                      $  817,925     $ 3,361,741     $4,179,666
                                     ===========     ===========     ==========

LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Accounts payable and accrued
  expenses                            $    8,990     $    39,304     $   48,294
Lessee rental deposits                     4,335          30,644         34,979
                                     -----------     -----------     ----------
    Total liabilities                     13,325          69,948         83,273

Total partners' equity                   804,600       3,291,793      4,096,393
                                     -----------     -----------     ----------
                                      $  817,925     $ 3,361,741     $4,179,666
                                     ===========     ===========     ==========



                 See accompanying notes to financial statements

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                                 BALANCE SHEETS
                               December 31, 1998


                 See accompanying notes to financial statements
                                      Liquidating     Continuing
                                        Limited         Limited
                                        Partners       Partners        Total
                                      ------------   ------------   -----------
ASSETS
------

Cash and cash equivalents             $  2,417,775   $  7,094,146   $ 9,511,921
Judgment receivable, net                    29,673        103,747       133,420
Net investment in direct financing
  leases                                         -        314,607       314,607
Residual interest in CRCA                        -              -             -
Diverted and other assets, net             176,327        616,511       792,838
Datronic assets, net                             -              -             -
                                      ------------   ------------   -----------
                                      $  2,623,775   $  8,129,011   $10,752,786
                                      ============   ============   ===========
LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Accounts payable and accrued
  expenses                            $     17,395   $     71,160   $    88,555
Lessee rental deposits                       9,434         53,240        62,674
                                      ------------   ------------   -----------
    Total liabilities                       26,829        124,400       151,229

Total partners' equity                   2,596,946      8,004,611    10,601,557
                                      ------------   ------------   -----------
                                      $  2,623,775   $  8,129,011   $10,752,786
                                      ============   ============   ===========






                 See accompanying notes to financial statements

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                    For the three months ended June 30, 1999
                                  (Unaudited)


                                      Liquidating     Continuing
                                        Limited         Limited
                                        Partners       Partners        Total
                                      ------------   ------------   -----------
Revenue:
  Lease income                        $        757   $     11,411   $    12,168
  Interest income                            7,305         35,501        42,806
                                      ------------   ------------   -----------
                                             8,062         46,912        54,974
                                      ------------   ------------   -----------
Expenses:
  General Partner's expense
    reimbursement                           49,994        187,583       237,577
  Professional fees                          6,358         26,742        33,100
  Other operating expenses                   3,789         13,247        17,036
  Credit for lease losses                  (45,398)      (173,729)     (219,127)
                                      ------------   ------------   -----------
                                            14,743         53,843        68,586
                                      ------------   ------------   -----------
Net loss                              $     (6,681)  $     (6,931)  $   (13,612)
                                      ============   ============   ===========
Net loss - General Partner            $        (67)  $        (69)  $      (136)
                                      ============   ============   ===========
Net loss - Limited Partners           $     (6,614)  $     (6,862)  $   (13,476)
                                      ============   ============   ===========
Net loss per limited
   partnership unit                   $      (0.15)  $      (0.04)
                                      ============   ============
Weighted average number of limited
   partnership units outstanding            44,468        155,509
                                      ============   ============







                 See accompanying notes to financial statements

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                    For the three months ended June 30, 1998
                                  (Unaudited)



                                      Liquidating     Continuing
                                        Limited         Limited
                                        Partners       Partners        Total
                                      ------------   ------------   -----------
Revenue:
  Lease income                        $      3,068   $     44,368   $    47,436
  Interest income                           22,567         81,589       104,156
                                      ------------   ------------   -----------
                                            25,635        125,957       151,592
                                      ------------   ------------   -----------
Expenses:
  General Partner's expense
    reimbursement                           41,680        167,011       208,691
  Professional fees                         79,734        282,820       362,554
  Other operating expenses                   2,813          9,795        12,608
  Credit for lease losses                   (3,716)       (45,992)      (49,708)
                                      ------------   ------------   -----------
                                           120,511        413,634       534,145
                                      ------------   ------------   -----------
Net loss                              $    (94,876)  $   (287,677)  $  (382,553)
                                      ============   ============   ===========
Net loss - General Partner            $       (949)  $     (2,877)  $    (3,826)
                                      ============   ============   ===========
Net loss - Limited Partners           $    (93,927)  $   (284,800)  $  (378,727)
                                      ============   ============   ===========
Net loss per limited
   partnership unit                   $      (2.11)  $      (1.83)
                                      ============   ============
Weighted average number of limited
   partnership units outstanding            44,468        155,509
                                      ============   ============



                 See accompanying notes to financial statements

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                     For the six months ended June 30, 1999
                                  (Unaudited)


                                      Liquidating     Continuing
                                        Limited         Limited
                                        Partners       Partners        Total
                                      ------------   ------------   -----------
Revenue:
  Lease income                        $      2,701   $     31,077   $    33,778
  Interest income                           28,900        119,652       148,552
                                      ------------   ------------   -----------
                                            31,601        150,729       182,330
                                      ------------   ------------   -----------
Expenses:
  General Partner's expense
    reimbursement                           94,659        360,014       454,673
  Professional fees                         16,850         68,329        85,179
  Other operating expenses                   4,794         17,097        21,891
  Credit for lease losses                  (48,751)      (200,454)     (249,205)
                                      ------------   ------------   -----------
                                            67,552        244,986       312,538
                                      ------------   ------------   -----------
Net loss                              $    (35,951)  $    (94,257)  $  (130,208)
                                      ============   ============   ===========
Net loss - General Partner            $       (360)  $       (943)  $    (1,303)
                                      ============   ============   ===========
Net loss - Limited Partners           $    (35,591)  $    (93,314)  $  (128,905)
                                      ============   ============   ===========
Net loss per limited
   partnership unit                   $      (0.80)  $      (0.60)
                                      ============   ============
Weighted average number of limited
   partnership units outstanding            44,468        155,509
                                      ============   ============




                 See accompanying notes to financial statements

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                     For the six months ended June 30, 1998
                                  (Unaudited)


                                       Liquidating     Continuing
                                        Limited         Limited
                                        Partners        Partners        Total
                                       -----------     ----------     ---------
Revenue:
  Lease income                         $    10,528     $  104,996     $ 115,524
  Interest income                           44,258        163,137       207,395
                                       -----------     ----------     ---------
                                            54,786        268,133       322,919
                                       -----------     ----------     ---------
Expenses :
  General Partner's expense
    reimbursement                           89,943        356,259       446,202
  Professional fees                        133,373        471,874       605,247
  Other operating expenses                   5,960         21,307        27,267
  Credit for lease losses                  (96,401)      (450,056)     (546,457)
                                       -----------     ----------     ---------
                                           132,875        399,384       532,259
                                       -----------     ----------     ---------
Net loss                               $   (78,089)    $ (131,251)    $(209,340)
                                       ===========     ==========     =========
Net loss - General Partner             $      (781)    $   (1,312)    $  (2,093)
                                       ===========     ==========     =========
Net loss - Limited Partners            $   (77,308)    $ (129,939)    $(207,247)
                                       ===========     ==========     =========
Net loss per limited
   partnership unit                    $     (1.74)    $    (0.84)
                                       ===========     ==========
Weighted average number of limited
   partnership units outstanding            44,468        155,509
                                       ===========     ==========




                 See accompanying notes to financial statements

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                   STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                                  (Unaudited)


                                                 Liquidating     Continuing
                                  General          Limited         Limited           Total
                                 Partners'        Partners'       Partners'        Partners'
                                  Equity           Equity          Equity           Equity
                                 --------        -----------     -----------     -------------
Balance, December 31, 1998*      $    -          $ 2,596,946     $ 8,004,611     $  10,601,557

  Distributions to partners           -           (1,756,395)     (4,618,561)       (6,374,956)
  Net loss                         (1,303)           (35,591)        (93,314)         (130,208)
  Allocation of General
    Partner's Equity                1,303               (360)           (943)              -
                                 --------        -----------     -----------     -------------
Balance, June 30, 1999           $    -          $   804,600     $ 3,291,793     $   4,096,393
                                 ========        ===========     ===========     =============

* Balances are net of $56,896 and $296,111 of General Partner's equity previously allocated to Liquidating and Continuing Limited Partners' Equity.





                 See accompanying notes to financial statements

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                            STATEMENTS OF CASH FLOWS
                     For the six months ended June 30, 1999
                                  (Unaudited)

                                             Liquidating      Continuing
                                               Limited          Limited
                                              Partners         Partners          Total
                                            ------------     ------------      ----------
Cash flows from operating activities:
  Net loss                                  $    (35,951)    $    (94,257)     $ (130,208)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Credit for lease losses                      (48,751)        (200,454)       (249,205)
    Changes in assets and liabilities:
      Judgment receivable, net                    29,673          103,747         133,420
      Accounts payable and
        accrued expenses                          (8,405)         (31,856)        (40,261)
      Lessee rental deposits                      (5,099)         (22,596)        (27,695)
                                            ------------     ------------      ----------
                                                 (68,533)        (245,416)       (313,949)
                                            ------------     ------------      ----------
Cash flows from investing activities:
  Principal collections on leases                 12,611          222,532         235,143
  Residual interest in CRCA                       36,140          126,360         162,500
                                            ------------     ------------      ----------
                                                  48,751          348,892         397,643
                                            ------------     ------------      ----------
Cash flows from financing activities:
  Distributions to Limited Partners           (1,756,395)      (4,618,561)     (6,374,956)
                                            ------------     ------------      ----------
Net decrease in cash and
  cash equivalents                            (1,776,177)      (4,515,085)     (6,291,262)
Cash and cash equivalents:
  Beginning of year                            2,417,775        7,094,146       9,511,921
                                            ------------     ------------      ----------
  End of second quarter                     $    641,598     $  2,579,061      $3,220,659
                                            ============     ============      ==========




                 See accompanying notes to financial statements

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                            STATEMENTS OF CASH FLOWS
                     For the six months ended June 30, 1998
                                  (Unaudited)


                                           Liquidating     Continuing
                                              Limited       Limited
                                             Partners       Partners         Total
                                           -----------    -----------     ----------
Cash flows from operating activities:
  Net loss                                 $   (78,089)   $  (131,251)    $ (209,340)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Credit for lease losses                    (96,401)      (450,056)      (546,457)
    Changes in assets and liabilities:
      Accounts payable and
        accrued expenses                          (648)        (7,516)        (8,164)
      Lessee rental deposits                    (3,698)       (13,080)       (16,778)
                                           -----------    -----------     ----------
                                              (178,836)      (601,903)      (780,739)
                                           -----------    -----------     ----------
Cash flows from investing activities:
  Principal collections on leases               96,401        857,400        953,801
                                           -----------    -----------     ----------

Net increase (decrease) in cash and
  cash equivalents                             (82,435)       255,497        173,062
Cash and cash equivalents:
  Beginning of year                          2,253,955      5,662,905      7,916,860
                                           -----------    -----------     ----------
  End of second quarter                    $ 2,171,520    $ 5,918,402     $8,089,922
                                           ===========    ===========     ==========





                 See accompanying notes to financial statements

              DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                     NOTES TO FINANCIAL STATEMENTS
                             June 30, 1999
                              (Unaudited)


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

NOTE 3 - LIMITED PARTNERSHIP DISTRIBUTIONS:

In early April 1999, the Partnership made a cash distribution to Limited Partners who were owners of record on December 31, 1998. This distribution consisted of two components: (i) the net proceeds from the Price Waterhouse and Weiss & Company legal actions ($127,000 and $446,000 for Liquidating and Continuing Limited Partners, respectively), and (ii) residual cash resulting from the net cash flows of the Partnership ($1,629,000 and $4,173,000 for Liquidating and Continuing Limited Partners, respectively). The portion of the distribution attributable to legal action proceeds was allocated to each Limited Partner based on the number of units held at the rate of $2.87 per unit. See
Note 8 to the Partnership's financial statements included in the 1998 Form 10-K. Pursuant to the Partnership Agreement, residual cash was allocated to each Limited Partner based on their proportionate share of total partners' capital attributable to their Class.

NOTE 4 - RESIDUAL INTEREST IN CRCA:

Residual interest in CRCA represents the Partnership's fully reserved 65% (35% for Fund XX) interest in the remaining assets of Computer

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                  NOTES TO THE FINANCIAL STATEMENTS - CONTINUED



Rental Corp. of America, Inc. (CRCA). These assets consisted of a $4.2 million subordinated note receivable from Personal Computer Rental Corporation (PCR) and $136,000 of cash. See Note 4 to the financial statements included in the 1998 Form 10-K. In early April, 1999, CRCA sold the note to PCR's senior secured creditor for $250,000. The Partnership's share ($162,500) of the note proceeds has been credited to the provision for lease losses. The Partnership's 65% share of any residual cash that may remain after payment of expenses will also be credited to the provision for lease losses when paid to the Partnership.

PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of liquidity and capital resources covers material changes in the Partnership's financial condition from December 31, 1998 through June 30, 1999. The discussion and analysis of results of operations is for the three and six month periods ended June 30, 1999 as compared to the corresponding periods in 1998. Any capitalized term not defined herein has been defined or discussed in the Partnership's 1998 Form 10-K.

Liquidity and Capital Resources

During the six months ended June 30, 1999, Partnership assets continued to be converted to cash in order to pay Partnership operating expenses and provide for the ultimate liquidation of the Partnership. During the six months ended June 30, 1999, Partnership cash and cash equivalents decreased by $6,291,000 to $3,221,000 at June 30, 1999 from $9,512,000 at December 31, 1998. This decrease is primarily due to a distribution paid to Limited Partners of $6,375,000 (see below) and by cash used in operations of $314,000, partially offset by cash receipts from collections on leases of $235,000 and $162,000 from the sale of a CRCA note receivable.

In early April 1999, the Partnership made a cash distribution to Limited Partners who were owners of record on December 31, 1998. This distribution consisted of two components: (i) the net proceeds from the Price Waterhouse and Weiss & Company legal actions ($127,000 and $446,000 for Liquidating and Continuing Limited Partners, respectively), and (ii) residual cash resulting from the net cash flows of the Partnership ($1,629,000 and $4,173,000 for Liquidating and Continuing Limited Partners, respectively). The portion of the distribution attributable to legal action proceeds was allocated to each Limited Partner based on the number of units held at the rate of $2.87 per unit. See
Note 8 to the Partnership's financial statements included in the 1998 Form 10-K. Pursuant to the Partnership Agreement, residual cash was allocated to each Limited Partner based on their proportionate share of total partners' capital attributable to their Class.

The Partnership's sources of future liquidity are expected to come from cash-on-hand, cash receipts from leases owned by the Partnership and the disposition of the remaining Diverted Assets (consisting primarily of an office building in Schaumburg, Illinois). The lease portfolio is scheduled to be fully liquidated by May 2000. The general partner expects that the building will be sold during the second half of 1999 or 2000 and the proceeds included in the next distribution to the Limited Partners sometime during 2000. After all assets are disposed of and the proceeds distributed to the Limited Partners, the Partnership will be required to file final reports with the Securities and Exchange Commission and the Internal Revenue

Service. The general partner expects this to occur sometime during the year
2000.

Results of Operations

The Partnership had net losses of $14,000 and $130,000 for the three and six months ended June 30, 1999 in the aggregate for all classes of partners. This compares to net losses of $383,000 and $209,000 for the three and six months ended June 30, 1998. Differences in operating results between Liquidating and Continuing Limited Partners are attributable to lease income and expenses associated with new lease investments made since the March 4, 1993 Settlement. Liquidating Limited Partners do not participate in these post Settlement activities. Significant factors affecting overall operating results for the three and six month periods ended June 30, 1999 and 1998 include the following:

Lease income:
Since April 1995, the Partnership has been in its Liquidating Phase which prohibits investing in any new leases. Accordingly, the lease portfolio has continued to decrease as collections are made, resulting in a continued decline in lease income. This trend will continue as the Partnership liquidates its remaining leases.

Interest income:
Interest income includes earnings on invested cash balances. Interest income for 1999 was lower than 1998 because of lower average invested cash balances and interest rates.

General Partner's expense reimbursement:
General Partner's expense reimbursement includes payments to LRC for expenses it incurred as general partner. These expenses include expenses incurred by LRC in its management of the day-to-day operations of the Partnership.

Professional fees:
Professional fees for the three and six months ended June 30, 1999 reflect a decreasing level of professional services required as a result of the decrease in the Partnership's lease portfolio and related activities. Included in the 1998 amount are fees paid in connection with the litigation against the Partnership's former accountants.

Credit for lease losses:
This credit reflects recovery of previously reserved balances. The 1999 credit includes the Partnership's share ($162,500) of a $250,000 recovery against its residual interest in CRCA that resulted from the sale of a note receivable. See
Note 4 to the Partnership's financial statements included in Item 1. The 1998 credit includes a $384,000 CRCA-related recovery from the collection of another note receivable. See Note 4 to the Partnership's financial statements included in the 1998 Form 10-K.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for in this disclosure is not applicable to the Registrant.

PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

Reference is made to Item 3 - Legal Proceedings in the Partnership's December 31, 1998 Form 10-K, for a discussion of material legal proceedings involving the Partnership.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits


See Exhibit Index.

(b)  Reports on Form 8-K


None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 4th day of August 1999.





            DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
            Registrant





       By:  /s/DONALD D. TORISKY
            -------------------------------------------
            Donald D. Torisky Chairman and Chief Executive Officer, Lease Resolution Corporation
            General Partner of
            Datronic Equipment Income Fund XVIII, L.P.



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