Form 10-Q
period 1999-09-30
DATRONIC EQUIPMENT INCOME FUND XVIII L P
filed 1999-11-09
CIK 850671

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-Q
                       Quarterly Report Under Section 13
                          or 15 (d) of the Securities
                              Exchange Act of 1934
                       ----------------------------------



For the Quarter Ended
  September 30, 1999                            Commission File Number  0-18650
---------------------                           -------------------------------


                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


   Delaware                                                    36-3639399
-----------------                                    ---------------------------
 State or other                                      IRS Employer Identification
 jurisdiction of                                                Number
 incorporation or
 organization

1300 E. Woodfield Road, Suite 312                    Schaumburg, Illinois 60173
---------------------------------                    --------------------------
 Address of principal                                  City, State, Zip Code
 executive offices

Registrant's telephone number:                               (847) 240-6200
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

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

PART I - FINANCIAL INFORMATION

Item 1.

  Index to Financial Statements

    Balance Sheets

      September 30, 1999 (unaudited)                                           3

      December 31, 1998                                                        4

    Statements of Revenue and Expenses (unaudited)

      For the three months ended September 30, 1999                            5

      For the three months ended September 30, 1998                            6

      For the nine months ended September 30, 1999                             7

      For the nine months ended September 30, 1998                             8

    Statements of Changes in Partners' Equity

      For the nine months ended September 30, 1999
         (unaudited)                                                           9

    Statements of Cash Flows (unaudited)

      For the nine months ended September 30, 1999                            10

      For the nine months ended September 30, 1998                            11

    Notes to Financial Statements (unaudited)                            12 - 13

Item 2.

  Management's Discussion and Analysis of
    Financial Condition and Results of Operations                        14 - 15

Item 3.

  Quantitative and Qualitative Disclosures about
    Market Risk                                                               16

PART II - OTHER INFORMATION

Items 1-6.                                                                    17

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                                 BALANCE SHEETS
                               September 30, 1999
                                  (Unaudited)


                                         Liquidating          Continuing
                                           Limited              Limited
                                           Partners            Partners           Total
                                         -----------          -----------      -----------
ASSETS

Cash and cash equivalents                $   605,886          $ 2,518,870      $ 3,124,756
Net investment in direct financing
  leases                                       -                  100,896          100,896
Residual interest in CRCA                      -                   -                -
Diverted and other assets, net               176,327              616,511          792,838
Datronic assets, net                           -                   -                -
                                         -----------          -----------      -----------

                                         $   782,213          $ 3,236,277      $ 4,018,490
                                         ===========          ===========      ===========

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued
  expenses                               $     9,847          $    41,562      $    51,409
Lessee rental deposits                         3,301               27,027           30,328
                                         -----------          -----------      -----------

    Total liabilities                         13,148               68,589           81,737

Total partners' equity                       769,065            3,167,688        3,936,753
                                         -----------          -----------      -----------

                                         $   782,213          $ 3,236,277      $ 4,018,490
                                         ===========          ===========      ===========


                 See accompanying notes to financial statements

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                                 BALANCE SHEETS
                               December 31, 1998



                                         Liquidating        Continuing
                                           Limited            Limited
                                           Partners          Partners           Total
                                         -----------        -----------      ------------
ASSETS

Cash and cash equivalents                $ 2,417,775        $ 7,094,146      $  9,511,921
Judgment receivable, net                      29,673            103,747           133,420
Net investment in direct financing
  leases                                      -                 314,607           314,607
Residual interest in CRCA                     -                  -                 -
Diverted and other assets, net               176,327            616,511           792,838
Datronic assets, net                          -                  -                 -
                                         -----------        -----------      ------------

                                         $ 2,623,775        $ 8,129,011      $ 10,752,786
                                         ===========        ===========      ============

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued
  expenses                               $    17,395        $    71,160      $     88,555
Lessee rental deposits                         9,434             53,240            62,674
                                         -----------        -----------      ------------

    Total liabilities                         26,829            124,400           151,229

Total partners' equity                     2,596,946          8,004,611        10,601,557
                                         -----------        -----------      ------------

                                         $ 2,623,775        $ 8,129,011      $ 10,752,786
                                         ===========        ===========      ============


                 See accompanying notes to financial statements

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                 For the three months ended September 30, 1999
                                  (Unaudited)



                                         Liquidating        Continuing
                                           Limited           Limited
                                           Partners          Partners           Total
                                         -----------        ----------       ----------
Revenue:
  Lease income                              $     316       $    5,116       $    5,432
  Interest income                               5,081           29,026           34,107
                                            ---------       ----------       ----------

                                                5,397           34,142           39,539
                                            ---------       ----------       ----------

Expenses:
  General Partner's expense
    reimbursement                              36,662          141,648          178,310
  Professional fees                             4,203           16,361           20,564
  Other operating expenses                      1,882            6,584            8,466
  Credit for lease losses                      (1,815)          (6,346)          (8,161)
                                            ---------       ----------       ----------

                                               40,932          158,247          199,179
                                            ---------       ----------       ----------

Net loss                                    $ (35,535)      $ (124,105)      $ (159,640)
                                            =========       ==========       ==========

Net loss - General Partner                  $    (355)      $   (1,241)      $   (1,596)
                                            =========       ==========       ==========

Net loss - Limited Partners                 $ (35,180)      $ (122,864)      $ (158,044)
                                            =========       ==========       ==========

Net loss per limited
   partnership unit                         $   (0.79)      $    (0.79)
                                            =========       ==========

Weighted average number of limited
   partnership units outstanding               44,468          155,509
                                            =========       ==========


                 See accompanying notes to financial statements

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                 For the three months ended September 30, 1998
                                  (Unaudited)


                                         Liquidating        Continuing
                                           Limited           Limited
                                           Partners          Partners          Total
                                         -----------        ----------       ---------
Revenue:
  Lease income                           $     115           $  21,681       $  21,796
  Interest income                           21,942              82,280         104,222
                                         ---------           ---------       ---------

                                            22,057             103,961         126,018
                                         ---------           ---------       ---------

Expenses:
  General Partner's expense
    reimbursement                           34,087             144,896         178,983
  Professional fees                          4,304              22,185          26,489
  Other operating expenses                   1,465               5,153           6,618
  Credit for lease losses                   (2,839)             (9,927)        (12,766)
                                         ---------           ---------       ---------

                                            37,017             162,307         199,324
                                         ---------           ---------       ---------

Net loss                                 $ (14,960)          $ (58,346)      $ (73,306)
                                         =========           =========       =========

Net loss - General Partner               $    (150)          $    (583)      $    (733)
                                         =========           =========       =========

Net loss - Limited Partners              $ (14,810)          $ (57,763)      $ (72,573)
                                         =========           =========       =========

Net loss per limited
   partnership unit                      $   (0.33)          $   (0.37)
                                         =========           =========

Weighted average number of limited
   partnership units outstanding            44,468             155,509
                                         =========           =========


                 See accompanying notes to financial statements

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                  For the nine months ended September 30, 1999
                                  (Unaudited)


                                         Liquidating        Continuing
                                           Limited           Limited
                                           Partners          Partners          Total
                                         -----------        ----------       ----------
Revenue:
  Lease income                           $   3,017          $   36,193       $   39,210
  Interest income                           33,981             148,678          182,659
                                         ---------          ----------       ----------

                                            36,998             184,871          221,869
                                         ---------          ----------       ----------

Expenses:
  General Partner's expense
    reimbursement                          131,321             501,662          632,983
  Professional fees                         21,053              84,690          105,743
  Other operating expenses                   6,676              23,681           30,357
  Credit for lease losses                  (50,566)           (206,800)        (257,366)
                                         ---------          ----------       ----------

                                           108,484             403,233          511,717
                                         ---------          ----------       ----------

Net loss                                 $ (71,486)         $ (218,362)      $ (289,848)
                                         =========          ==========       ==========

Net loss - General Partner               $    (715)         $   (2,184)      $   (2,899)
                                         =========          ==========       ==========

Net loss - Limited Partners              $ (70,771)         $ (216,178)      $ (286,949)
                                         =========          ==========       ==========

Net loss per limited
   partnership unit                      $   (1.59)         $    (1.39)
                                         =========          ==========

Weighted average number of limited
   partnership units outstanding            44,468             155,509
                                         =========          ==========


                 See accompanying notes to financial statements

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                  For the nine months ended September 30, 1998
                                  (Unaudited)


                                         Liquidating        Continuing
                                           Limited           Limited
                                           Partners          Partners          Total
                                         -----------        ----------       ----------
Revenue:
  Lease income                           $  10,643          $  126,677       $  137,320
  Interest income                           66,200             245,417          311,617
                                         ---------          ----------       ----------

                                            76,843             372,094          448,937
                                         ---------          ----------       ----------

Expenses:
  General Partner's expense
    reimbursement                          124,030             501,155          625,185
  Professional fees                        137,677             494,059          631,736
  Other operating expenses                   7,425              26,460           33,885
  Credit for lease losses                  (99,240)           (459,983)        (559,223)
                                         ---------          ----------       ----------

                                           169,892             561,691          731,583
                                         ---------          ----------       ----------

Net loss                                 $ (93,049)         $ (189,597)      $ (282,646)
                                         =========          ==========       ==========

Net loss - General Partner               $    (930)         $   (1,896)      $   (2,826)
                                         =========          ==========       ==========

Net loss - Limited Partners              $ (92,119)         $ (187,701)      $ (279,820)
                                         =========          ==========       ==========

Net loss per limited
   partnership unit                      $   (2.07)         $    (1.21)
                                         =========          ==========

Weighted average number of limited
   partnership units outstanding            44,468             155,509
                                         =========          ==========


                 See accompanying notes to financial statements

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                   STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                                  (Unaudited)


                                                    Liquidating        Continuing
                                     General          Limited           Limited             Total
                                    Partner's        Partners'         Partners'          Partners'
                                     Equity            Equity            Equity             Equity
                                    ---------       -----------       ------------       ------------
Balance, December 31, 1998*         $   -           $ 2,596,946       $  8,004,611       $ 10,601,557

  Distributions to partners             -            (1,756,395)        (4,618,561)        (6,374,956)
  Net loss                            (2,899)           (70,771)          (216,178)          (289,848)
  Allocation of General
    Partner's Equity                   2,899               (715)            (2,184)              -
                                    ---------       -----------       ------------       ------------

Balance, September 30, 1999         $   -           $   769,065       $  3,167,688       $  3,936,753
                                    =========       ===========       ============       ============

* Balances are net of $56,896 and $296,111 of General Partner's equity previously allocated to Liquidating and Continuing Limited Partners' Equity.



                 See accompanying notes to financial statements

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                            STATEMENTS OF CASH FLOWS
                  For the nine months ended September 30, 1999
                                  (Unaudited)


                                         Liquidating        Continuing
                                           Limited           Limited
                                           Partners          Partners           Total
                                         -----------       -----------       -----------
Cash flows from operating activities:
  Net loss                               $   (71,486)      $  (218,362)      $  (289,848)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Credit for lease losses                  (50,566)         (206,800)         (257,366)
    Changes in assets and liabilities:
      Judgment receivable, net                29,673           103,747           133,420
      Accounts payable and
        accrued expenses                      (7,548)          (29,598)          (37,146)
      Lessee rental deposits                  (6,133)          (26,213)          (32,346)
                                         -----------       -----------       -----------
                                            (106,060)         (377,226)         (483,286)
                                         -----------       -----------       -----------

Cash flows from investing activities:
  Principal collections on leases             14,426           294,151           308,577
  Residual interest in CRCA                   36,140           126,360           162,500
                                         -----------       -----------       -----------
                                              50,566           420,511           471,077
                                         -----------       -----------       -----------

Cash flows from financing activities:
  Distributions to Limited Partners       (1,756,395)       (4,618,561)       (6,374,956)
                                         -----------       -----------       -----------

Net decrease in cash and
  cash equivalents                        (1,811,889)       (4,575,276)       (6,387,165)
Cash and cash equivalents:
  Beginning of year                        2,417,775         7,094,146         9,511,921
                                         -----------       -----------       -----------
  End of third quarter                   $   605,886       $ 2,518,870       $ 3,124,756
                                         ===========       ===========       ===========


                 See accompanying notes to financial statements

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                            STATEMENTS OF CASH FLOWS
                  For the nine months ended September 30, 1998
                                  (Unaudited)


                                         Liquidating       Continuing
                                           Limited           Limited
                                           Partners          Partners            Total
                                         -----------       -----------        -----------
Cash flows from operating activities:
  Net loss                               $   (93,049)      $  (189,597)       $  (282,646)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Credit for lease losses                  (99,240)         (459,983)          (559,223)
    Changes in assets and liabilities:
      Accounts payable and
        accrued expenses                        (707)           (7,470)            (8,177)
      Lessee rental deposits                  (7,515)          (35,039)           (42,554)
                                         -----------       -----------        -----------
                                            (200,511)         (692,089)          (892,600)
                                         -----------       -----------        -----------

Cash flows from investing activities:
  Principal collections on leases             99,240         1,063,324          1,162,564
                                         -----------       -----------        -----------


Net increase (decrease) in cash and
  cash equivalents                          (101,271)          371,235            269,964
Cash and cash equivalents:
  Beginning of year                        2,253,955         5,662,905          7,916,860
                                         -----------       -----------        -----------
  End of third quarter                   $ 2,152,684       $ 6,034,140        $ 8,186,824
                                         ===========       ===========        ===========


                 See accompanying notes to financial statements

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (Unaudited)


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

NOTE 4 - RESIDUAL INTEREST IN CRCA:

Residual interest in CRCA represents the Partnership's fully reserved 65% (35% for Fund XX) interest in the remaining assets of Computer

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                  NOTES TO THE FINANCIAL STATEMENTS - CONTINUED

Rental Corp. of America, Inc. (CRCA). These assets consisted of a $4.2 million subordinated note receivable from Personal Computer Rental Corporation (PCR) and $136,000 of cash. See Note 4 to the Partnership's financial statements included in the 1998 Form 10-K. In early April 1999, CRCA sold the note to PCR's senior secured creditor for $250,000. The Partnership's share ($162,500) of the note proceeds has been credited to the provision for lease losses. The Partnership's 65% share of any residual cash that may remain after payment of expenses will also be credited to the provision for lease losses when paid to the Partnership.

PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of liquidity and capital resources covers material changes in the Partnership's financial condition from December 31, 1998 through September 30, 1999. The discussion and analysis of results of operations is for the three and nine month periods ended September 30, 1999 as compared to the corresponding periods in 1998. Any capitalized term not defined herein has been defined or discussed in the Partnership's 1998 Form 10-K.

Liquidity and Capital Resources

During the nine months ended September 30, 1999, Partnership assets continued to be converted to cash in order to pay Partnership operating expenses and provide for the ultimate liquidation of the Partnership. During this period, Partnership cash and cash equivalents decreased by $6,387,000 to $3,125,000 at September 30, 1999 from $9,512,000 at December 31, 1998. This decrease is primarily due to a distribution paid to Limited Partners of $6,375,000 (see below) and by cash used in operations of $483,000, partially offset by cash receipts from collections on leases of $309,000 and $162,000 from the sale of a CRCA note receivable.

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

The Partnership's sources of future liquidity are expected to come from cash-on-hand, cash receipts from leases owned by the Partnership and the disposition of the remaining Diverted Assets (consisting primarily of an office building in Schaumburg, Illinois). The lease portfolio is scheduled to be fully liquidated by May 2000. The general partner expects that the building will be sold sometime during 2000. The proceeds will be included in the next distribution to the Limited Partners sometime during 2000. After all assets are disposed of and the proceeds distributed to the Limited Partners, the Partnership will be required to file final reports with the Securities and Exchange Commission and the Internal Revenue

Service. The general partner expects this to occur sometime during the year 2000 or early 2001.

Results of Operations

The Partnership had net losses of $160,000 and $290,000 for the three and nine months ended September 30, 1999 in the aggregate for all classes of partners. This compares to net losses of $73,000 and $283,000 for the three and nine months ended September 30, 1998. Differences in operating results between Liquidating and Continuing Limited Partners are attributable to lease income and expenses associated with new lease investments made since the March 4, 1993 Settlement. Liquidating Limited Partners do not participate in these post Settlement activities. Significant factors affecting overall operating results for the three and nine month periods ended September 30, 1999 and 1998 include the following:

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

Professional fees:
Professional fees for the three and nine months ended September 30, 1999 reflect a decreasing level of professional services required as a result of the decrease in the Partnership's lease portfolio and related activities. Included in the 1998 amount are fees paid in connection with the litigation against the Partnership's former accountants.

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

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits


See Exhibit Index.

(b)  Reports on Form 8-K


None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 4th day of November 1999.





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

                          EXHIBIT INDEX
                          -------------


EXHIBIT NO.              DESCRIPTION
-----------              -----------

   27 Financial Data Schedule, which is submitted to the Securities and Exchange for information only and not filed.