Form 10-Q
period 2000-03-31
DATRONIC EQUIPMENT INCOME FUND XVIII L P
filed 2000-05-11
CIK 850671

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q
                        Quarterly Report Under Section 13
                           or 15 (d) of the Securities
                              Exchange Act of 1934



For the Quarter Ended
    March 31, 2000                            Commission File Number  0-18650
---------------------                         -------------------------------


                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                   ------------------------------------------
             (Exact name of Registrant as specified in its charter)


         Delaware                                      36-3639399
     ----------------                            ---------------------
State or other jurisdiction of                        IRS Employer
incorporation or organization                     Identification Number



1300 E. Woodfield Road, Suite 312                Schaumburg, Illinois 60173
---------------------------------                --------------------------
 Address of principal                              City, State, Zip Code
 executive offices

Registrant's telephone number:                       (847) 240-6200
                                                  ---------------------

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                  (1) Yes x No

                                  (2) Yes x No

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2000

PART I - FINANCIAL INFORMATION

Item 1.

  Index to Financial Statements

    Balance Sheets

      March 31, 2000 (unaudited)                                    3

      December 31, 1999                                             4

    Statements of Revenue and Expenses (unaudited)

      For the three months ended March 31, 2000                     5

      For the three months ended March 31, 1999                     6

    Statements of Changes in Partners' Equity

      For the three months ended March 31, 2000
         (unaudited)                                                7

    Statements of Cash Flows (unaudited)

      For the three months ended March 31, 2000                     8

      For the three months ended March 31, 1999                     9

    Notes to Financial Statements (unaudited)                 10 - 11

Item 2.

  Management's Discussion and Analysis of
    Financial Condition and Results of Operations             12 - 13

Item 3.

  Quantitative and Qualitative Disclosures about
    Market Risk                                                    13

PART II - OTHER INFORMATION

Items 1-6.                                                         14

                  DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                                 BALANCE SHEETS
                                 March 31, 2000
                                   (Unaudited)


                                      Liquidating    Continuing
                                        Limited       Limited
                                        Partners      Partners          Total
                                      -----------    ----------         -----
ASSETS

Cash and cash equivalents              $  528,164     $2,333,248     $2,861,412
Net investment in direct financing
  leases                                     --           30,194         30,194
Residual interest in CRCA                    --             --             --
Diverted and other assets, net            114,958        401,940        516,898
Datronic assets, net                         --             --             --
                                       ----------     ----------     ----------

                                       $  643,122     $2,765,382     $3,408,504
                                       ==========     ==========     ==========

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued
  expenses                             $    8,996     $   36,314     $   45,310
Lessee rental deposits                       --           14,377         14,377
                                       ----------     ----------     ----------

    Total liabilities                       8,996         50,691         59,687

Total partners' equity                    634,126      2,714,691      3,348,817
                                       ----------     ----------     ----------

                                       $  643,122     $2,765,382     $3,408,504
                                       ==========     ==========     ==========



                See accompanying notes to financial statements

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                                 BALANCE SHEETS
                                December 31, 1999


                                      Liquidating    Continuing
                                        Limited       Limited
                                        Partners      Partners          Total
                                      -----------    ----------         -----
ASSETS

Cash and cash equivalents              $  570,937     $2,458,123     $3,029,060
Net investment in direct financing
  leases                                     --           49,019         49,019
Residual interest in CRCA                    --             --             --
Diverted and other assets, net            176,327        616,511        792,838
Datronic assets, net                         --             --             --
                                       ----------     ----------     ----------

                                       $  747,264     $3,123,653     $3,870,917
                                       ==========     ==========     ==========

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued
  expenses                             $    8,524     $   36,654     $   45,178
Lessee rental deposits                       --           14,377         14,377
                                       ----------     ----------     ----------

    Total liabilities                       8,524         51,031         59,555

Total partners' equity                    738,740      3,072,622      3,811,362
                                       ----------     ----------     ----------

                                       $  747,264     $3,123,653     $3,870,917
                                       ==========     ==========     ==========








                See accompanying notes to financial statements

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                    For the three months ended March 31, 2000
                                   (Unaudited)

                                      Liquidating    Continuing
                                        Limited       Limited
                                        Partners      Partners          Total
                                      -----------    ----------         -----

Revenue:
  Lease income                         $   2,543      $   9,993      $  12,536
  Interest income                          3,928         27,947         31,875
                                       ---------      ---------      ---------

                                           6,471         37,940         44,411
                                       ---------      ---------      ---------

Expenses:
  General Partner's expense
    reimbursement                        107,313        377,821        485,134
  Professional fees                        5,170         22,374         27,544
  Other operating expenses                 2,032          7,670          9,702
  Credit for lease losses                 (3,430)       (11,994)       (15,424)
                                       ---------      ---------      ---------

                                         111,085        395,871        506,956
                                       ---------      ---------      ---------

Net loss                               $(104,614)     $(357,931)     $(462,545)
                                       =========      =========      =========

Net loss - General Partner             $  (1,046)     $  (3,579)     $  (4,625)
                                       =========      =========      =========

Net loss - Limited Partners            $(103,568)     $(354,352)     $(457,920)
                                       =========      =========      =========

Net loss per limited
   partnership unit                    $   (2.33)     $   (2.28)
                                       =========      =========

Weighted average number of limited
   partnership units outstanding          44,468        155,509
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
                                       =========      =========








                See accompanying notes to financial statements

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                                   (Unaudited)


                                              Liquidating    Continuing
                                 General       Limited        Limited          Total
                                Partner's      Partners'      Partners'      Partners'
                                 Equity         Equity         Equity         Equity
                               -----------    -----------    ----------      ---------
Balance, December 31, 1999 *   $      --      $   738,740    $ 3,072,622    $ 3,811,362

  Net loss                          (4,625)      (103,568)      (354,352)      (462,545)
  Allocation of General
    Partner's Equity                 4,625         (1,046)        (3,579)          --
                               -----------    -----------    -----------    -----------

Balance, March 31, 2000        $      --      $   634,126    $ 2,714,691    $ 3,348,817
                               ===========    ===========    ===========    ===========


* Balances are net of $57,914 and $299,245 of General Partner's equity previously allocated to Liquidating and Continuing Limited Partners' Equity.











                See accompanying notes to financial statements

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                            STATEMENTS OF CASH FLOWS
                    For the three months ended March 31, 2000
                                   (Unaudited)


                                      Liquidating    Continuing
                                        Limited       Limited
                                        Partners      Partners          Total
                                      -----------    ----------         -----

Cash flows from operating activities:
  Net loss                               $(104,614)   $ (357,931)   $ (462,545)
  Adjustments to reconcile net loss
     to net cash used in operating
    activities:
    Credit for lease losses                 (3,430)      (11,994)      (15,424)
    Changes in assets and liabilities:
      Accounts payable and
        accrued expenses                       472          (340)          132
                                         ---------    ----------    ----------
                                          (107,572)     (370,265)     (477,837)
                                         ---------    ----------    ----------

Cash flows from investing activities:
  Principal collections on leases            3,430        30,819        34,249
  Distribution of Diverted and
    other assets                            61,369       214,571       275,940
                                         ---------    ----------    ----------
                                            64,799       245,390       310,189
                                         ---------    ----------    ----------

Net decrease in cash and
  cash equivalents                         (42,773)     (124,875)     (167,648)
Cash and cash equivalents:
  Beginning of year                        570,937     2,458,123     3,029,060
                                         ---------    ----------    ----------
  End of first quarter                   $ 528,164    $2,333,248    $2,861,412
                                         =========    ==========    ==========






                See accompanying notes to financial statements

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                            STATEMENTS OF CASH FLOWS
                    For the three months ended March 31, 1999
                                   (Unaudited)


                                         Liquidating   Continuing
                                           Limited      Limited
                                          Partners      Partners       Total
                                         -----------   ----------      -----

Cash flows from operating activities:
  Net earnings                            $  (29,270)  $  (87,326)  $ (116,596)
  Adjustments to reconcile net earnings
    to net cash used in operating
    activities:
    Credit for lease losses                   (3,353)     (26,725)     (30,078)
    Changes in assets and liabilities:
      Judgment receivable, net                29,673      103,747      133,420
      Accounts payable and
        accrued expenses                      (3,004)     (14,134)     (17,138)
      Lessee rental deposits                  (2,157)     (12,196)     (14,353)
                                          ----------   ----------   ----------
                                              (8,111)     (36,634)     (44,745)
                                          ----------   ----------   ----------

Cash flows from investing activities:
  Principal collections on leases              3,353      106,441      109,794
                                          ----------   ----------   ----------

Net increase (decrease) in cash and
  cash equivalents                            (4,758)      69,807       65,049
Cash and cash equivalents:
  Beginning of year                        2,417,775    7,094,146    9,511,921
                                          ----------   ----------   ----------
  End of first quarter                    $2,413,017   $7,163,953   $9,576,970
                                          ==========   ==========   ==========








                See accompanying notes to financial statements

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (Unaudited)


NOTE 1 - ORGANIZATION:

Datronic Equipment Income Fund XVIII, L.P., a Delaware Limited Partnership (the "Partnership"), was formed on April 12, 1989 for the purpose of acquiring and leasing both high- and low-technology equipment. See Notes 5, 8, and 10 to the Partnership's financial statements included in the 1999 Form 10-K for a discussion of the alleged diversion of Partnership assets in 1991 and 1992 and the subsequent litigation and settlement, change in general partner, new classes of limited partners established and amendments to the Partnership Agreement that occurred.

NOTE 2 - BASIS OF FINANCIAL STATEMENTS:

The accompanying financial statements should be read in conjunction with the Partnership's financial statements included in the 1999 Form 10-K. The financial information furnished herein is unaudited but in the opinion of Management includes all adjustments necessary (all of which are normal recurring adjustments) for a fair presentation of financial condition and results of operations. See Note 2 to the Partnership's financial statements included in the 1999 Form 10-K.

PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of liquidity and capital resources covers material changes in the Partnership's financial condition from December 31, 1999 through March 31, 2000. The discussion and analysis of results of operations is for the three month period ended March 31, 2000 as compared to the corresponding period in 1999. Any capitalized term not defined herein has been defined or discussed in the Partnership's 1999 Form 10-K.

Liquidity and Capital Resources

During the three months ended March 31, 2000, Partnership assets continued to be converted to cash in order to pay Partnership operating expenses and provide for the ultimate liquidation of the Partnership. During this period, Partnership cash and cash equivalents decreased by $168,000 to $2,861,000 at March 31, 2000 from $3,029,000 at December 31, 1999. This decrease is primarily due to cash used in operations of $478,000, partially offset by cash receipts from collections on leases of $34,000 and $276,000 from a distribution of Diverted and other assets.

The General Partner has declared an additional distribution totaling $1.18 million, payable to Limited Partners who are owners of record on March 31, 2000. This distribution will be allocated to the Limited Partners based on their proportionate shares of total partners' capital attributable to their Class.

The Partnership's sources of future liquidity are expected to come from cash-on-hand, cash receipts from leases owned by the Partnership and the proceeds from the sale of the remaining Diverted Assets (consisting of cash and an office building in Schaumburg, Illinois). The lease portfolio is scheduled to be fully liquidated by May 2000. The general partner expects that the building will be sold during 2000 and the proceeds included in a subsequent distribution to Limited Partners.

The Partnership's interest in the Schaumburg office building is carried at $517,000 (see Note 5 to the Partnership's financial statements including in the 1999 Form 10-K). At March 1993, the date LRC was appointed general partner, the building was approximately 40% occupied. Since then, occupancy has increased to more than 80% and base rental rates have increased by 75%. Accordingly, the general partner believes that the value of the building has increased and that this value will be realized when the building is sold. The amount to be realized from the sale of the building, however, cannot be determined until it is sold.

After all assets are disposed of and the proceeds distributed to the Limited Partners, the Partnership will be required to file final reports with the Securities and Exchange Commission and the Internal Revenue Service. The general partner expects this to occur sometime during 2001.

Results of Operations

The Partnership had a net loss of $463,000 for the three months ended March 31, 2000 in the aggregate for all classes of partners. This compares to a net loss of $117,000 for the three months ended March 31, 1999. Differences in operating results between Liquidating and Continuing Limited Partners are attributable to lease income and expenses associated with lease investments made since the March 4, 1993 Settlement. Liquidating Limited Partners do not participate in these post Settlement activities. Significant factors affecting overall operating results for the periods ended March 31, 2000 and 1999 include the following:

Lease income:
Since April 1995, the Partnership has been in its Liquidating Phase which prohibits investing in any new leases. Accordingly, the lease portfolio has continued to decrease as collections are made, resulting in a continued decline in lease income. This trend will continue as the Partnership liquidates its remaining leases.

Interest income:
Interest income includes earnings on invested cash balances. Interest income for 2000 was less than 1999 because the $6.4 million cash distribution paid to Limited Partners in April 1999 reduced average invested cash balances.

General Partner's expense reimbursement:
General Partner's expense reimbursement includes payments to LRC for expenses it incurred as general partner. These expenses represent expenses incurred by LRC in its management of the day-to-day operations of the Partnership. Included in the first quarter 2000 expense are $303,000 of insurance premiums associated with the wrap up of Partnership affairs and its ultimate liquidation and dissolution.

Professional fees:
Professional fees for the three months ended March 31, 2000 reflect a decreasing level of professional services required as a result of the decrease in the Partnership's lease portfolio and related activities.

Credit for lease losses:
These credits reflect recoveries of previously reserved balances.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for in this disclosure is not applicable to the Registrant.

PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

Reference is made to Item 3 - Legal Proceedings in the Partnership's December 31, 1999 Form 10-K, for a discussion of material legal proceedings involving the Partnership.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits


See Exhibit Index.

(b)  Reports on Form 8-K


None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 11th day of May 2000.





            DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
            Registrant





       By:  /s/DONALD D. TORISKY
            ------------------------------
            Donald D. Torisky
            Chairman and Chief Executive Officer,
            Lease Resolution Corporation
            General Partner of
            Datronic Equipment Income Fund XVIII, L.P.



       By:  /s/JEFFREY T. MCREYNOLDS
            ------------------------------
            Jeffrey T. McReynolds
            Vice President and Controller,
            (principal accounting and financial officer)
            Lease Resolution Corporation
            General Partner of
            Datronic Equipment Income Fund XVIII, L.P.

                          EXHIBIT INDEX
                          -------------


EXHIBIT NO.          DESCRIPTION
-----------          -----------
   27                Financial Data Schedule, which is
                     submitted electronically to the
                     Securities and Exchange Commission
                     for information only and not filed.