Form 10-Q
period 2000-06-30
DATRONIC EQUIPMENT INCOME FUND XVIII L P
filed 2000-08-14
CIK 850671

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q
                        Quarterly Report Under Section 13
                           or 15 (d) of the Securities
                              Exchange Act of 1934


                           ---------------------------


For the Quarter Ended
     June 30, 2000                             Commission File Number  0-18650
---------------------                          -------------------------------


                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


   Delaware                                               36-3639399
----------------                                  ---------------------------
 State or other                                   IRS Employer Identification
 jurisdiction of                                            Number
 incorporation or
 organization

1300 E. Woodfield Road, Suite 312                 Schaumburg, Illinois 60173
---------------------------------                 --------------------------
 Address of principal                                City, State, Zip Code
 executive offices

Registrant's telephone number:                         (847) 240-6200


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

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2000


PART I - FINANCIAL INFORMATION

Item 1.

  Index to Financial Statements

    Balance Sheets

      June 30, 2000 (unaudited)                                              3

      December 31, 1999                                                      4

    Statements of Revenue and Expenses (unaudited)

      For the three months ended June 30, 2000                               5

      For the three months ended June 30, 1999                               6

      For the six months ended June 30, 2000                                 7

      For the six months ended June 30, 1999                                 8

    Statements of Changes in Partners' Equity

      For the six months ended June 30, 2000
         (unaudited)                                                         9

    Statements of Cash Flows (unaudited)

      For the six months ended June 30, 2000                                10

      For the six months ended June 30, 1999                                11

    Notes to Financial Statements (unaudited)                               12

Item 2.

  Management's Discussion and Analysis of
    Financial Condition and Results of Operations                      13 - 15

Item 3.

  Quantitative and Qualitative Disclosures about
    Market Risk                                                             15

PART II - OTHER INFORMATION

Items 1-6.                                                                  16

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                                 BALANCE SHEETS
                                  June 30, 2000
                                   (Unaudited)

                                     Liquidating  Continuing
                                      Limited      Limited
                                      Partners     Partners      Total
                                     ----------   ----------   ----------
ASSETS

Cash and cash equivalents            $  289,865   $1,182,526   $1,472,391
Net investment in direct financing
  leases                                     --           --           --
Residual interest in CRCA                    --           --           --
Diverted and other assets, net          114,958      401,940      516,898
Datronic assets, net                         --           --           --
                                     ----------   ----------   ----------

                                     $  404,823   $1,584,466   $1,989,289
                                     ==========   ==========   ==========

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued
  expenses                           $    8,507   $   34,414   $   42,921
Lessee rental deposits                       --          393          393
                                     ----------   ----------   ----------

    Total liabilities                     8,507       34,807       43,314

Total partners' equity                  396,316    1,549,659    1,945,975
                                     ----------   ----------   ----------

                                     $  404,823   $1,584,466   $1,989,289
                                     ==========   ==========   ==========


                 See accompanying notes to financial statements

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                                 BALANCE SHEETS
                                December 31, 1999


                                     Liquidating  Continuing
                                      Limited      Limited
                                      Partners     Partners      Total
                                     ----------   ----------   ----------
ASSETS

Cash and cash equivalents            $  570,937   $2,458,123   $3,029,060
Net investment in direct financing
  leases                                     --       49,019       49,019
Residual interest in CRCA                    --           --           --
Diverted and other assets, net          176,327      616,511      792,838
Datronic assets, net                         --           --           --
                                     ----------   ----------   ----------

                                     $  747,264   $3,123,653   $3,870,917
                                     ==========   ==========   ==========

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued
  expenses                           $    8,524   $   36,654   $   45,178
Lessee rental deposits                       --       14,377       14,377
                                     ----------   ----------   ----------

    Total liabilities                     8,524       51,031       59,555

Total partners' equity                  738,740    3,072,622    3,811,362
                                     ----------   ----------   ----------

                                     $  747,264   $3,123,653   $3,870,917
                                     ==========   ==========   ==========


                 See accompanying notes to financial statements

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                    For the three months ended June 30, 2000
                                   (Unaudited)


                                     Liquidating  Continuing
                                      Limited      Limited
                                      Partners     Partners      Total
                                     ----------   ----------   ----------
Revenue:
  Lease income                       $     358    $   1,288    $   1,646
  Interest income                        4,001       30,242       34,243
                                     ---------    ---------    ---------

                                         4,359       31,530       35,889
                                     ---------    ---------    ---------

Expenses:
  General Partner's expense
    reimbursement                       43,342      148,800      192,142
  Professional fees                      5,370       19,500       24,870
  Other operating expenses               5,210       18,218       23,428
  Provision (credit) for lease
    losses                              (1,693)      19,310       17,617
                                     ---------    ---------    ---------

                                        52,229      205,828      258,057
                                     ---------    ---------    ---------

Net loss                             $ (47,870)   $(174,298)   $(222,168)
                                     =========    =========    =========

Net loss - General Partner           $    (479)   $  (1,743)   $  (2,222)
                                     =========    =========    =========

Net loss - Limited Partners          $ (47,391)   $(172,555)   $(219,946)
                                     =========    =========    =========

Net loss per limited
   partnership unit                  $   (1.07)   $   (1.11)
                                     =========    =========

Weighted average number of limited
   partnership units outstanding        44,468      155,509
                                     =========    =========


                 See accompanying notes to financial statements

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                    For the three months ended June 30, 1999
                                   (Unaudited)


                                     Liquidating  Continuing
                                      Limited      Limited
                                      Partners     Partners      Total
                                     ----------   ----------   ----------
Revenue:
  Lease income                       $     757    $  11,411    $  12,168
  Interest income                        7,305       35,501       42,806
                                     ---------    ---------    ---------

                                         8,062       46,912       54,974
                                     ---------    ---------    ---------

Expenses:
  General Partner's expense
    reimbursement                       49,994      187,583      237,577
  Professional fees                      6,358       26,742       33,100
  Other operating expenses               3,789       13,247       17,036
  Credit for lease losses              (45,398)    (173,729)    (219,127)
                                     ---------    ---------    ---------

                                        14,743       53,843       68,586
                                     ---------    ---------    ---------

Net loss                             $  (6,681)   $  (6,931)   $ (13,612)
                                     =========    =========    =========

Net loss - General Partner           $     (67)   $     (69)   $    (136)
                                     =========    =========    =========

Net loss - Limited Partners          $  (6,614)   $  (6,862)   $ (13,476)
                                     =========    =========    =========

Net loss per limited
   partnership unit                  $   (0.15)   $   (0.04)
                                     =========    =========

Weighted average number of limited
   partnership units outstanding        44,468      155,509
                                     =========    =========


                 See accompanying notes to financial statements

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                     For the six months ended June 30, 2000
                                   (Unaudited)


                                     Liquidating  Continuing
                                      Limited      Limited
                                      Partners     Partners      Total
                                     ----------   ----------   ----------
Revenue:
  Lease income                       $   2,901    $  11,281    $  14,182
  Interest income                        7,929       58,189       66,118
                                     ---------    ---------    ---------

                                        10,830       69,470       80,300
                                     ---------    ---------    ---------

Expenses:
  General Partner's expense
    reimbursement                      150,655      526,621      677,276
  Professional fees                     10,540       41,874       52,414
  Other operating expenses               7,242       25,888       33,130
  Provision (credit) for lease
    losses                              (5,123)       7,316        2,193
                                     ---------    ---------    ---------

                                       163,314      601,699      765,013
                                     ---------    ---------    ---------

Net loss                             $(152,484)   $(532,229)   $(684,713)
                                     =========    =========    =========

Net loss - General Partner           $  (1,525)   $  (5,322)   $  (6,847)
                                     =========    =========    =========

Net loss - Limited Partners          $(150,959)   $(526,907)   $(677,866)
                                     =========    =========    =========

Net loss per limited
   partnership unit                  $   (3.39)   $   (3.39)
                                     =========    =========

Weighted average number of limited
   partnership units outstanding        44,468      155,509
                                     =========    =========


                 See accompanying notes to financial statements

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                     For the six months ended June 30, 1999
                                   (Unaudited)


                                     Liquidating  Continuing
                                      Limited      Limited
                                      Partners     Partners      Total
                                     ----------   ----------   ----------
Revenue:
  Lease income                       $   2,701    $  31,077    $  33,778
  Interest income                       28,900      119,652      148,552
                                     ---------    ---------    ---------

                                        31,601      150,729      182,330
                                     ---------    ---------    ---------

Expenses:
  General Partner's expense
    reimbursement                       94,659      360,014      454,673
  Professional fees                     16,850       68,329       85,179
  Other operating expenses               4,794       17,097       21,891
  Credit for lease losses              (48,751)    (200,454)    (249,205)
                                     ---------    ---------    ---------

                                        67,552      244,986      312,538
                                     ---------    ---------    ---------

Net loss                             $ (35,951)   $ (94,257)   $(130,208)
                                     =========    =========    =========

Net loss - General Partner           $    (360)   $    (943)   $  (1,303)
                                     =========    =========    =========

Net loss - Limited Partners          $ (35,591)   $ (93,314)   $(128,905)
                                     =========    =========    =========

Net loss per limited
   partnership unit                  $   (0.80)   $   (0.60)
                                     =========    =========

Weighted average number of limited
   partnership units outstanding        44,468      155,509
                                     =========    =========


                 See accompanying notes to financial statements

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                                   (Unaudited)


                                             Liquidating    Continuing
                                General       Limited         Limited         Total
                                Partner's     Partners'      Partners'      Partners'
                                 Equity        Equity         Equity          Equity
                              -----------    -----------    -----------    -----------
Balance, December 31, 1999*   $        --    $   738,740    $ 3,072,622    $ 3,811,362

  Distributions to partners            --       (189,940)      (990,734)    (1,180,674)
  Net loss                         (6,847)      (150,959)      (526,907)      (684,713)
  Allocation of General
    Partner's Equity                6,847         (1,525)        (5,322)            --
                              -----------    -----------    -----------    -----------

Balance, June 30, 2000        $        --    $   396,316    $ 1,549,659    $ 1,945,975
                              ===========    ===========    ===========    ===========

* Balances are net of $57,914 and $299,245 of General Partner's Equity previously allocated to Liquidating and Continuing Limited Partners' Equity.


                 See accompanying notes to financial statements

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                            STATEMENTS OF CASH FLOWS
                     For the six months ended June 30, 2000
                                  (Unaudited)


                                          Liquidating    Continuing
                                           Limited        Limited
                                           Partners       Partners         Total
                                          ----------     ----------     ----------
Cash flows from operating activities:
  Net loss                               $  (152,484)   $  (532,229)   $  (684,713)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Provision (credit) for lease
      losses                                  (5,123)         7,316          2,193
    Changes in assets and liabilities:
      Accounts payable and
        accrued expenses                         (17)        (2,240)        (2,257)
      Lessee rental deposits                      --        (13,984)       (13,984)
                                         -----------    -----------    -----------
                                            (157,624)      (541,137)      (698,761)
                                         -----------    -----------    -----------

Cash flows from investing activities:
  Principal collections on leases              5,123         41,703         46,826
  Distribution of Diverted and
    other assets                              61,369        214,571        275,940
                                         -----------    -----------    -----------
                                              66,492        256,274        322,766
                                         -----------    -----------    -----------

Cash flows from financing activities:
  Distributions to Limited Partners         (189,940)      (990,734)    (1,180,674)
                                         -----------    -----------    -----------

Net decrease in cash and
  cash equivalents                          (281,072)    (1,275,597)    (1,556,669)
Cash and cash equivalents:
  Beginning of year                          570,937      2,458,123      3,029,060
                                         -----------    -----------    -----------
  End of second quarter                  $   289,865    $ 1,182,526    $ 1,472,391
                                         ===========    ===========    ===========


                 See accompanying notes to financial statements

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                            STATEMENTS OF CASH FLOWS
                     For the six months ended June 30, 1999
                                   (Unaudited)


                                          Liquidating    Continuing
                                           Limited        Limited
                                           Partners       Partners         Total
                                          ----------     ----------     ----------
Cash flows from operating activities:
  Net loss                               $   (35,951)   $   (94,257)   $  (130,208)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Credit for lease losses                  (48,751)      (200,454)      (249,205)
    Changes in assets and liabilities:
      Judgment receivable, net                29,673        103,747        133,420
      Accounts payable and
        accrued expenses                      (8,405)       (31,856)       (40,261)
      Lessee rental deposits                  (5,099)       (22,596)       (27,695)
                                         -----------    -----------    -----------
                                             (68,533)      (245,416)      (313,949)
                                         -----------    -----------    -----------

Cash flows from investing activities:
  Principal collections on leases             12,611        222,532        235,143
  Residual interest in CRCA                   36,140        126,360        162,500
                                         -----------    -----------    -----------
                                              48,751        348,892        397,643
                                         -----------    -----------    -----------

Cash flows from financing activities:
  Distributions to Limited Partners       (1,756,395)    (4,618,561)    (6,374,956)
                                         -----------    -----------    -----------

Net decrease in cash and
  cash equivalents                        (1,776,177)    (4,515,085)    (6,291,262)
Cash and cash equivalents:
  Beginning of year                        2,417,775      7,094,146      9,511,921
                                         -----------    -----------    -----------
  End of second quarter                  $   641,598    $ 2,579,061    $ 3,220,659
                                         ===========    ===========    ===========


                 See accompanying notes to financial statements

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (Unaudited)


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

NOTE 3 - LIMITED PARTNERSHIP DISTRIBUTIONS:

During June 2000, the Partnership made a cash distribution to Limited Partners who were owners of record on March 31, 2000. This distribution was made from residual cash, which is cash available for distribution after satisfying current Partnership liabilities and setting aside reserves against potential future Partnership liabilities. The total distribution paid to Continuing and Liquidating Limited Partners was $991,000 and $190,000, respectively. Pursuant to the Partnership Agreement, these amounts were allocated among the Limited Partners based on each partner's proportionate share of total partners' capital attributable to their Class.

PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of liquidity and capital resources covers material changes in the Partnership's financial condition from December 31, 1999 through June 30, 2000. The discussion and analysis of results of operations is for the three and six month periods ended June 30, 2000 as compared to the corresponding periods in 1999. Any capitalized term not defined herein has been defined or discussed in the Partnership's 1999 Form 10-K.

Liquidity and Capital Resources

During the six months ended June 30, 2000, Partnership assets continued to be converted to cash in order to pay Partnership operating expenses and provide for the ultimate liquidation of the Partnership. During this period, Partnership cash and cash equivalents decreased by $1,557,000 to $1,472,000 at June 30, 2000 from $3,029,000 at December 31, 1999. This decrease is primarily due to a distribution paid to Limited Partners of $1,181,000 (see below) and by cash used in operations of $699,000, partially offset by cash receipts from collections on leases of $47,000 and $276,000 from a distribution of Diverted and other assets.

During June 2000, the Partnership made a cash distribution to Limited Partners who were owners of record on March 31, 2000. This distribution was made from residual cash, which is cash available for distribution after satisfying current Partnership liabilities and setting aside reserves against potential future Partnership liabilities. The total distribution paid to Continuing and Liquidating Limited Partners was $991,000 and $190,000, respectively. Pursuant to the Partnership Agreement, these amounts were allocated among the Limited Partners based on each partner's proportionate share of total partners' capital attributable to their Class.

The Partnership's sources of future liquidity are expected to come from cash-on-hand and the proceeds from the sale of the remaining Diverted Assets (consisting of cash and an office building in Schaumburg, Illinois). The general partner expects that the building will be sold during 2000 and the proceeds included in a subsequent distribution to Limited Partners.

The Partnership's interest in the Schaumburg office building is carried at $517,000 (see Note 5 to the Partnership's financial statements included in the 1999 Form 10-K). At March 1993, the date LRC was appointed general partner, the building was approximately 40% occupied. Since then, occupancy has increased to more than 80% and base rental rates have increased by 75%. Accordingly, the general partner believes that the value of the building has increased and that this value will be realized when the building is sold. The amount to be realized from the sale of the building, however, cannot be determined until it is sold.

After all assets are disposed of and the proceeds distributed to the Limited Partners, the Partnership will be required to file final reports with the Securities and Exchange Commission and the Internal Revenue Service. The general partner expects this to occur sometime during 2001.

Results of Operations

The Partnership had net losses of $222,000 and $685,000 for the three and six months ended June 30, 2000 in the aggregate for all classes of partners. This compares to net losses of $14,000 and $130,000 for the three and six months ended June 30, 1999. Differences in operating results between Liquidating and Continuing Limited Partners are attributable to lease income and expenses associated with lease investments made since the March 4, 1993 Settlement. Liquidating Limited Partners do not participate in these post Settlement activities. Significant factors affecting overall operating results for the three and six month periods ended June 30, 2000 and 1999 include the following:

Lease income:

Since April 1995, the Partnership has been in its Liquidating Phase which prohibits investing in any new leases. Accordingly, the lease portfolio has continued to decrease as collections are made, resulting in a continued decline in lease income. As of May 2000 the Partnership no longer has an active lease portfolio. However, it does have $419,000 of fully reserved lease balances. Occasionally recoveries are made against these balances and any such amounts in excess of the reserve result in lease income.

Interest income:

Interest income includes earnings on invested cash balances. Interest income for 2000 was less than 1999 because of lower average invested cash balances, partially offset by an increase in interest rates.

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

Professional fees:

Professional fees for the six months ended June 30, 2000 reflect a decreasing level of professional services required as a result of the decrease in the Partnership's lease portfolio and related activities.

Provision (credit) for lease losses:

This provision (credit) reflects the assessment of the potential losses inherent in the lease portfolio and any recoveries of previously reserved balances. The 1999 credit includes the Partnership's share ($162,500) of a $250,000 recovery against its residual interest in CRCA that resulted from the sale of a note receivable. See Note 4 to the Partnership's financial statements included in the 1999 Form 10-K.

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

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

See Exhibit Index.

(b)  Reports on Form 8-K

None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 14th day of August 2000.





            DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
            Registrant





       By:  /s/ DONALD D. TORISKY
            ------------------------------
            Donald D. Torisky Chairman and Chief Executive Officer, Lease Resolution Corporation General Partner of Datronic Equipment Income Fund XVIII, L.P.



       By:  /s/ JEFFREY T. MCREYNOLDS
            ------------------------------
            Jeffrey T. McReynolds
            Vice President and Chief Financial Officer, Lease Resolution Corporation General Partner of Datronic Equipment Income Fund XVIII, L.P.

                                  EXHIBIT INDEX

EXHIBIT NO.                   DESCRIPTION
-----------                   -----------
   27                         Financial Data Schedule, which is
                              submitted electronically to the
                              Securities and Exchange Commission
                              for information only and not filed.