Form 10-Q
period 2000-09-30
DATRONIC EQUIPMENT INCOME FUND XVIII L P
filed 2000-11-14
CIK 850671

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q
                        Quarterly Report Under Section 13
                           or 15 (d) of the Securities
                              Exchange Act of 1934
                              ---------------------



For the Quarter Ended
  September 30, 2000                         Commission File Number  0-18650
---------------------                        --------------------------------


                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


   Delaware                                            36-3639399
----------------                             --------------------------------
 State or other                              IRS Employer Identification
 jurisdiction of                                        Number
 incorporation or
 organization

1300 E. Woodfield Road, Suite 312            Schaumburg, Illinois 60173
---------------------------------            --------------------------------
 Address of principal                            City, State, Zip Code
 executive offices

Registrant's telephone number:                      (847) 240-6200
                                             --------------------------------




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

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

PART I - FINANCIAL INFORMATION

Item 1.

  Index to Financial Statements

    Balance Sheets

      September 30, 2000 (unaudited)                                3

      December 31, 1999                                             4

    Statements of Revenue and Expenses (unaudited)

      For the three months ended September 30, 2000                 5

      For the three months ended September 30, 1999                 6

      For the nine months ended September 30, 2000                  7

      For the nine months ended September 30, 1999                  8

    Statements of Changes in Partners' Equity

      For the nine months ended September 30, 2000
         (unaudited)                                                9

    Statements of Cash Flows (unaudited)

      For the nine months ended September 30, 2000                 10

      For the nine months ended September 30, 1999                 11

    Notes to Financial Statements (unaudited)                      12

Item 2.

  Management's Discussion and Analysis of
    Financial Condition and Results of Operations             13 - 15

Item 3.

  Quantitative and Qualitative Disclosures about
    Market Risk                                                    15

PART II - OTHER INFORMATION

Items 1-6.                                                         16
----------

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                                 BALANCE SHEETS
                               SEPTEMBER 30, 2000
                                   (Unaudited)



                                    Liquidating  Continuing
                                      Limited     Limited
                                      Partners     Partner       Total
                                    -----------  -----------   ----------
ASSETS

Cash and cash equivalents            $  258,000   $1,084,445   $1,342,445
Net investment in direct financing
  leases                                   --           --           --
Residual interest in CRCA                  --           --           --
Diverted and other assets, net          114,958      401,940      516,898
Datronic assets, net                       --           --           --
                                     ----------   ----------   ----------

                                     $  372,958   $1,486,385   $1,859,343
                                     ==========   ==========   ==========

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued
  expenses                           $    6,896   $   28,501   $   35,397
                                     ----------   ----------   ----------

    Total liabilities                     6,896       28,501       35,397

Total partners' equity                  366,062    1,457,884    1,823,946
                                     ----------   ----------   ----------

                                     $  372,958   $1,486,385   $1,859,343
                                     ==========   ==========   ==========



                 See accompanying notes to financial statements

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                                 BALANCE SHEETS
                               DECEMBER 31, 1999


                                    Liquidating  Continuing
                                       Limited    Limited
                                       Partners    Partner       Total
                                    -----------  -----------   ----------

ASSETS

Cash and cash equivalents            $  570,937   $2,458,123   $3,029,060
Net investment in direct financing
  leases                                   --         49,019       49,019
Residual interest in CRCA                  --           --           --
Diverted and other assets, net          176,327      616,511      792,838
Datronic assets, net                       --           --           --
                                     ----------   ----------   ----------

                                     $  747,264   $3,123,653   $3,870,917
                                     ==========   ==========   ==========

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued
  expenses                           $    8,524   $   36,654   $   45,178
Lessee rental deposits                     --         14,377       14,377
                                     ----------   ----------   ----------

    Total liabilities                     8,524       51,031       59,555

Total partners' equity                  738,740    3,072,622    3,811,362
                                     ----------   ----------   ----------

                                     $  747,264   $3,123,653   $3,870,917
                                     ==========   ==========   ==========



                 See accompanying notes to financial statements

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                  For the three months ended September 30, 2000
                                   (Unaudited)


                                    Liquidating  Continuing
                                       Limited    Limited
                                       Partners    Partner       Total
                                    -----------  -----------   ----------
Revenue:
  Lease income                       $     579    $   2,274    $   2,853
  Interest income                          337       16,146       16,483
                                     ---------    ---------    ---------

                                           916       18,420       19,336
                                     ---------    ---------    ---------

Expenses:
  General Partner's expense
    reimbursement                       27,939       97,685      125,624
  Professional fees                      2,715       10,703       13,418
  Other operating expenses                 959        3,354        4,313
  Credit for lease losses                 (443)      (1,547)      (1,990)
                                     ---------    ---------    ---------

                                        31,170      110,195      141,365
                                     ---------    ---------    ---------

Net loss                             $ (30,254)   $ (91,775)   $(122,029)
                                     =========    =========    =========

Net loss - General Partner           $    (302)   $    (918)   $  (1,220)
                                     =========    =========    =========

Net loss - Limited Partners          $ (29,952)   $ (90,857)   $(120,809)
                                     =========    =========    =========

Net loss per limited
   partnership unit                  $   (0.67)   $   (0.58)
                                     =========    =========

Weighted average number of limited
   partnership units outstanding        44,468      155,509
                                     =========    =========




                 See accompanying notes to financial statements

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                  For the three months ended September 30, 1999
                                   (Unaudited)


                             Liquidating   Continuing
                               Limited      Limited
                               Partners      Partner       Total
                             -----------   ----------   ----------
Revenue:
  Lease income                $     316    $   5,116    $   5,432
  Interest income                 5,081       29,026       34,107
                              ---------    ---------    ---------

                                  5,397       34,142       39,539
                              ---------    ---------    ---------

Expenses:
  General Partner's expense
    reimbursement                36,662      141,648      178,310
  Professional fees               4,203       16,361       20,564
  Other operating expenses        1,882        6,584        8,466
  Credit for lease losses        (1,815)      (6,346)      (8,161)
                              ---------    ---------    ---------

                                 40,932      158,247      199,179
                              ---------    ---------    ---------

Net loss                      $ (35,535)   $(124,105)   $(159,640)
                              =========    =========    =========

Net loss - General Partner    $    (355)   $  (1,241)   $  (1,596)
                              =========    =========    =========

Net loss - Limited Partners   $ (35,180)   $(122,864)   $(158,044)
                              =========    =========    =========

Net loss per limited
   partnership unit             $ (0.79)     $ (0.79)
                              =========    =========

Weighted average number of
   limited partnership units
   outstanding                   44,468      155,509
                              =========    =========





                 See accompanying notes to financial statements

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                  For the nine months ended September 30, 2000
                                   (Unaudited)


                                   Liquidating   Continuing
                                     Limited       Limited
                                     Partners      Partner       Total
                                   -----------   -----------   ----------
Revenue:
  Lease income                       $   3,480    $  13,555    $  17,035
  Interest income                        8,266       74,335       82,601
                                     ---------    ---------    ---------

                                        11,746       87,890       99,636
                                     ---------    ---------    ---------

Expenses:
  General Partner's expense
    reimbursement                      178,594      624,306      802,900
  Professional fees                     13,255       52,577       65,832
  Other operating expenses               8,201       29,242       37,443
  Provision (credit) for lease
    losses                              (5,566)       5,769          203
                                     ---------    ---------    ---------

                                       194,484      711,894      906,378
                                     ---------    ---------    ---------

Net loss                             $(182,738)   $(624,004)   $(806,742)
                                     =========    =========    =========

Net loss - General Partner           $  (1,827)   $  (6,240)   $  (8,067)
                                     =========    =========    =========

Net loss - Limited Partners          $(180,911)   $(617,764)   $(798,675)
                                     =========    =========    =========

Net loss per limited
   partnership unit                  $   (4.07)   $   (3.97)
                                     =========    =========

Weighted average number of limited
   partnership units outstanding        44,468      155,509
                                     =========    =========




                 See accompanying notes to financial statements

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                  For the nine months ended September 30, 1999
                                   (Unaudited)

                                   Liquidating   Continuing
                                     Limited       Limited
                                     Partners      Partner       Total
                                   -----------   -----------   ----------
Revenue:
  Lease income                       $   3,017    $  36,193    $  39,210
  Interest income                       33,981      148,678      182,659
                                     ---------    ---------    ---------

                                        36,998      184,871      221,869
                                     ---------    ---------    ---------

Expenses:
  General Partner's expense
    reimbursement                      131,321      501,662      632,983
  Professional fees                     21,053       84,690      105,743
  Other operating expenses               6,676       23,681       30,357
  Credit for lease losses              (50,566)    (206,800)    (257,366)
                                     ---------    ---------    ---------

                                       108,484      403,233      511,717
                                     ---------    ---------    ---------

Net loss                             $ (71,486)   $(218,362)   $(289,848)
                                     =========    =========    =========

Net loss - General Partner           $    (715)   $  (2,184)   $  (2,899)
                                     =========    =========    =========

Net loss - Limited Partners          $ (70,771)   $(216,178)   $(286,949)
                                     =========    =========    =========

Net loss per limited
   partnership unit                  $   (1.59)   $   (1.39)
                                     =========    =========

Weighted average number of limited
   partnership units outstanding        44,468      155,509
                                     =========    =========




                 See accompanying notes to financial statements

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                                   (Unaudited)

                                             Liquidating    Continuing
                               General         Limited        Limited         Total
                              Partner's       Partners'      Partners'      Partners'
                                Equity         Equity         Equity         Equity
                              ---------      -----------    -----------    ----------
Balance, December 31, 1999*   $      --      $   738,740    $ 3,072,622    $ 3,811,362

  Distributions to partners          --         (189,940)      (990,734)    (1,180,674)
  Net loss                         (8,067)      (180,911)      (617,764)      (806,742)
  Allocation of General
    Partner's Equity                8,067         (1,827)        (6,240)          --
                              -----------    -----------    -----------    -----------

Balance, September 30, 2000   $      --      $   366,062    $ 1,457,884    $ 1,823,946
                              ===========    ===========    ===========    ===========


* Balances are net of $57,914 and $299,245 of General Partner's equity previously allocated to Liquidating and Continuing Limited Partners' Equity.



                 See accompanying notes to financial statements

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                            STATEMENTS OF CASH FLOWS
                  For the nine months ended September 30, 2000
                                   (Unaudited)

                                         Liquidating    Continuing
                                           Limited        Limited
                                           Partners      Partners         Total
                                         -----------    -----------    ----------
Cash flows from operating activities:
  Net loss                               $  (182,738)   $  (624,004)   $  (806,742)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Provision (credit) for lease
      losses                                  (5,566)         5,769            203
    Changes in assets and liabilities:
      Accounts payable and
        accrued expenses                      (1,628)        (8,153)        (9,781)
      Lessee rental deposits                    --          (14,377)       (14,377)
                                         -----------    -----------    -----------
                                            (189,932)      (640,765)      (830,697)
                                         -----------    -----------    -----------

Cash flows from investing activities:
  Principal collections on leases              5,566         43,250         48,816
  Distribution of Diverted and
    other assets                              61,369        214,571        275,940
                                         -----------    -----------    -----------
                                              66,935        257,821        324,756
                                         -----------    -----------    -----------

Cash flows from financing activities:
  Distributions to Limited Partners         (189,940)      (990,734)    (1,180,674)
                                         -----------    -----------    -----------

Net decrease in cash and
  cash equivalents                          (312,937)    (1,373,678)    (1,686,615)
Cash and cash equivalents:
  Beginning of year                          570,937      2,458,123      3,029,060
                                         -----------    -----------    -----------
  End of third quarter                   $   258,000    $ 1,084,445    $ 1,342,445
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
                                         ===========    ===========    ===========




                 See accompanying notes to financial statements

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (Unaudited)



NOTE 1 - LIMITED PARTNERSHIP DISTRIBUTIONS:

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

NOTE 2 - LITIGATION

In connection with the 1992 Ventre class action, the United States District Court for the Northern District of Illinois entered an order on September 27, 2000 finding that Edmund J. Lopinski, Jr. had caused the Datronic Partnerships to sustain losses of $20.0 million. Against this amount, the Court offset $10.9 million that has already been realized on behalf of the Partnerships through the sale of Diverted and Other Assets and insurance settlements. The Court also found that Lopinski is entitled to offset the remaining $9.1 million loss with the proceeds previously received from the other defendants in the Ventre action and the appraised value of the Schaumburg office building. Proceeds received from the other defendants totaled $4.9 million, leaving $4.2 million to be recovered from the building. During the third quarter 2000, the General Partner received appraisals for the building indicating that its value substantially exceeds this amount. Accordingly, the losses assessed against Lopinski have been fully mitigated.

With this ruling, the Ventre, et al v. Datronic Rental Corp., et al class action is closed.

PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis of liquidity and capital resources covers material changes in the Partnership's financial condition from December 31, 1999 through September 30, 2000. The discussion and analysis of results of operations is for the three and nine month periods ended September 30, 2000 as compared to the corresponding periods in 1999. Any capitalized term not defined herein has been defined or discussed in the Partnership's 1999 Form 10-K.

Liquidity and Capital Resources

During the nine months ended September 30, 2000, the Partnership continued to liquidate its assets and use its cash to pay Partnership operating expenses, pay a distribution to Limited Partners and provide for the ultimate liquidation of the Partnership. During this period, Partnership cash and cash equivalents decreased by $1,687,000 to $1,342,000 at September 30, 2000 from $3,029,000 at
December 31, 1999. This decrease is primarily due to a distribution paid to Limited Partners of $1,181,000 (see below) and by cash used in operations of $831,000, partially offset by cash receipts from collections on leases of $49,000 and $276,000 from a distribution of Diverted and other assets.

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

The Partnership's sources of future liquidity are expected to come from cash-on-hand and the proceeds from the sale of the remaining Diverted Assets (consisting of cash and an office building in Schaumburg, Illinois). The general partner expects that the building will be sold during the first quarter of 2001 and the proceeds included in a subsequent distribution to Limited Partners.

The Partnership's interest in the Schaumburg office building is carried at $517,000 (see Note 5 to the Partnership's financial statements included in the 1999 Form 10-K). At March 1993, the date LRC was appointed general partner, the building was approximately 40% occupied. Since then, occupancy has increased to more than 80% and base rental rates have increased by 75%. An appraisal received during the third quarter 2000 indicates that the building's value has increased substantially over its book value.

After all assets are disposed of and the proceeds distributed to the Limited Partners, the Partnership will be required to file final reports with the Securities and Exchange Commission and the Internal Revenue Service. The general partner expects this to occur sometime during 2001.

Results of Operations

The Partnership had net losses of $122,000 and $807,000 for the three and nine months ended September 30, 2000 in the aggregate for all classes of partners. This compares to net losses of $160,000 and $290,000 for the three and nine months ended September 30, 1999. Differences in operating results between Liquidating and Continuing Limited Partners are attributable to lease income and expenses associated with lease investments made since the March 4, 1993 Settlement. Liquidating Limited Partners do not participate in these post Settlement activities. Significant factors affecting overall operating results for the three and nine month periods ended September 30, 2000 and 1999 include the following:

Lease income:
Since April 1995, the Partnership has been in its Liquidating Phase which prohibits investing in any new leases. Accordingly, the lease portfolio has continued to decrease as collections are made, resulting in a continued decline in lease income. As of May 2000 the Partnership no longer has an active lease portfolio. However, it does have $322,000 of fully reserved lease balances. Occasionally recoveries are made against these balances and any such amounts in excess of the reserve result in lease income.

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

Professional fees:
Professional fees for the nine months ended September 30, 2000 reflect a decreasing level of professional services required as a result of the decrease in the Partnership's lease portfolio and related activities.

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

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits


See Exhibit Index.

(b)  Reports on Form 8-K

None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 14th day of November 2000.





            DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
            Registrant





       By:  /s/DONALD D. TORISKY
            ----------------------------
            Donald D. Torisky
            Chairman and Chief Executive Officer,
            Lease Resolution Corporation
            General Partner of
            Datronic Equipment Income Fund XVIII, L.P.



       By:  /s/JEFFREY T. MCREYNOLDS
            ----------------------------
            Jeffrey T. McReynolds
            Vice President and Chief Financial Officer,
            Lease Resolution Corporation
            General Partner of
            Datronic Equipment Income Fund XVIII, L.P.

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