Form 10-K405/A
period 2000-12-31
DATRONIC EQUIPMENT INCOME FUND XVIII L P
filed 2001-05-15
CIK 850671

                                FORM 10-K/A NO.1

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000

                         Commission File Number 0-18650
                                                -------

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
               -------------------------------------------------
             (Exact name of Registrant as specified in its charter)

       Delaware                                              36-3639399
---------------------                                   --------------------
  (State or other                                           (I.R.S. Employer
   jurisdiction of                                       Identification No.)
   incorporation or
   organization)

1300 E. Woodfield Road, Suite 312, Schaumburg, Illinois              60173
-------------------------------------------------------             -------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code: (847) 240-6200
                                                    ---------------

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

After all of the Partnership's assets have been converted to cash, the general partner will satisfy all remaining known liabilities of the Partnership and will set aside reserves to provide for future contingent Partnership liabilities. All remaining cash will be distributed to the Limited Partners.

The general partner expects to utilize $374,000 to pay for partnership liquidation activities. These activities will include preparation of final state and federal tax returns, provide Limited Partners with final K-1s, file final state and federal regulatory documents, close all bank accounts, and complete all other such tasks as are necessary to conclude the Partnership's affairs. In accordance with the limited partnership agreement, as amended, the general partner also expects to utilize up to $784,000 to reserve, expense or otherwise provide for any uninsured, currently unasserted claims that might arise from the operations or final liquidation of the Partnership.

The general partner expects that the distribution to Limited Partners will occur in the second half of 2001 and post-dissolution activities will be completed by the end of 2001.

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

After all of the Partnership's assets have been converted to cash, the general partner will satisfy all remaining known liabilities of the Partnership and will set aside reserves to provide for future contingent Partnership liabilities. All remaining cash will be distributed to the Limited Partners.

The general partner expects to utilize $374,000 to pay for partnership liquidation activities. These activities will include preparation of final state and federal tax returns, provide Limited Partners with final K-1s, file final state and federal regulatory documents, close all bank accounts, and complete all other such tasks as are necessary to conclude the Partnership's affairs. In accordance with the limited partnership agreement, as amended, the general partner also expects to utilize up to $784,000 to reserve, expense or otherwise provide for any uninsured, currently unasserted claims that might arise from the operations or final liquidation of the Partnership.

IMPACT OF INFLATION AND CHANGING PRICES

Inflation is not expected to have any significant direct, determinable effect on the Partnership's business or financial condition.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for in this disclosure is not applicable to the Registrant.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of May, 2001.

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.

May 14, 2001 By: Lease Resolution Corporation,
                                 General Partner


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

By:   /s/ Jeffrey T. McReynolds                        May 14, 2001
     ------------------------------
     Jeffrey T. McReynolds
     Director, Chief Financial Officer,
     (and Principal Accounting Officer)
     Lease Resolution Corporation,
     General Partner of Datronic
     Equipment Income Fund XVIII, L.P.

By:   /s/ Arthur M. Mintz                              May 14, 2001
     ------------------------------
     Arthur M. Mintz
     Vice-Chairman and General Counsel,
     Lease Resolution Corporation,
     General Partner of Datronic
     Equipment Income Fund XVIII, L.P.

By:   /s/ Scott E. Newlund                             May 14, 2001
     ------------------------------
     Scott E. Newlund
     Director,
     Lease Resolution Corporation
     General Partners of Datronic
     Equipment Income Fund XVIII, L.P.

By:   /s/ Donald D. Torisky                            May 14, 2001
     ------------------------------
     Donald D. Torisky
     Chairman and Chief Executive Officer,
     Lease Resolution Corporation,
     General Partner of Datronic
     Equipment Income Fund XVIII, L.P.