Form 10-Q
period 2001-03-31
DATRONIC EQUIPMENT INCOME FUND XVIII L P
filed 2001-05-15
CIK 850671

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q
                        Quarterly Report Under Section 13
                           or 15 (d) of the Securities
                              Exchange Act of 1934
                              ---------------------



For the Quarter Ended
    March 31, 2001                            Commission File Number  0-18650
---------------------                         -------------------------------


                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                   ------------------------------------------
             (Exact name of Registrant as specified in its charter)


   Delaware                                                         36-3639399
----------------                                   ---------------------------
 State or other                                    IRS Employer Identification
 jurisdiction of                                                        Number
 incorporation or
 organization

1300 E. Woodfield Road, Suite 312                   Schaumburg, Illinois 60173
---------------------------------                  ---------------------------
 Address of principal                                    City, State, Zip Code
 executive offices

Registrant's telephone number:                                  (847) 240-6200
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



                           (1)  Yes  x    No
                                   -----     -----

                           (2)  Yes  x    No
                                   -----     -----

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2001

PART I - FINANCIAL INFORMATION

Item 1.

  Index to Financial Statements

    Balance Sheets

      March 31, 2001 (unaudited)                                             3

      December 31, 2000                                                      4

    Statements of Revenue and Expenses (unaudited)

      For the three months ended March 31, 2001                              5

      For the three months ended March 31, 2000                              6

    Statements of Changes in Partners' Equity

      For the three months ended March 31, 2001
         (unaudited)                                                         7

    Statements of Cash Flows (unaudited)

      For the three months ended March 31, 2001                              8

      For the three months ended March 31, 2000                              9

    Notes to Financial Statements (unaudited)                               10

Item 2.

  Management's Discussion and Analysis of
    Financial Condition and Results of Operations                      11 - 12

Item 3.

  Quantitative and Qualitative Disclosures about
    Market Risk                                                             12

PART II - OTHER INFORMATION

Items 1-6.                                                                  13

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                                 BALANCE SHEETS
                                 March 31, 2001
                                   (Unaudited)



                                      Liquidating    Continuing
                                        Limited        Limited
                                       Partners       Partners         Total
                                       ---------     ----------     ----------
ASSETS

Cash and cash equivalents              $ 178,982     $  815,046     $  994,028
Residual lease balances                        -              -              -
Diverted assets, net                     114,958        401,940        516,898
Other assets, net                              -              -              -
                                       ---------     ----------     ----------
                                       $ 293,940     $1,216,986     $1,510,926
                                       =========     ==========     ==========

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued
  expenses                             $      29     $    4,416     $    4,445
Lessee rental deposits                       289          1,010          1,299
Accrued post-dissolution
  expenses                                83,178        290,822        374,000
                                       ---------     ----------     ----------
    Total liabilities                     83,496        296,248        379,744

Total partners' equity                   210,444        920,738      1,131,182
                                       ---------     ----------     ----------
                                       $ 293,940     $1,216,986     $1,510,926
                                       =========     ===========    ==========



                 See accompanying notes to financial statements

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                                 BALANCE SHEETS
                                December 31, 2000



                                      Liquidating    Continuing
                                        Limited        Limited
                                       Partners       Partners         Total
                                       ---------     ----------     ----------
ASSETS

Cash and cash equivalents              $ 218,307     $  952,556     $1,170,863
Residual lease balances                        -              -              -
Diverted assets, net                     114,958        401,940        516,898
Other assets, net                              -              -              -
                                       ---------     ----------     ----------

                                       $ 333,265     $1,354,496     $1,687,761
                                       =========     ==========     ==========

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued
  expenses                                 $ 248     $    5,199     $    5,447
Lessee rental deposits                       289          1,010          1,299
Accrued post-dissolution
  expenses                                83,178        290,822        374,000
                                       ---------     ----------     ----------

    Total liabilities                     83,715        297,031        380,746

Total partners' equity                   249,550      1,057,465      1,307,015
                                       ---------     ----------     ----------

                                       $ 333,265     $1,354,496     $1,687,761
                                       =========     ==========     ==========



                 See accompanying notes to financial statements

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                   For the three months ended March 31, 2001
                                  (Unaudited)

                                      Liquidating    Continuing
                                        Limited        Limited
                                       Partners       Partners         Total
                                       ---------     ----------     ----------
Revenue:
  Interest income                      $   1,326     $    4,638     $    5,964
                                       ---------     ----------     ----------

                                           1,326          4,638          5,964
                                       ---------     ----------     ----------

Expenses:
  General Partner's expense
    reimbursement                         36,337        127,048        163,385
  Professional fees                        1,930          6,747          8,677
  Other operating expenses                 2,165          7,570          9,735
                                       ---------     ----------     ----------

                                          40,432        141,365        181,797
                                       ---------     ----------     ----------

Net loss                               $ (39,106)    $ (136,727)    $ (175,833)
                                       =========     ==========     ==========

Net loss - General Partner             $    (391)    $   (1,367)    $   (1,758)
                                       =========     ==========     ==========

Net loss - Limited Partners            $ (38,715)    $ (135,360)    $ (174,075)
                                       =========     ==========     ==========

Net loss per limited
    partnership unit                   $   (0.87)    $    (0.87)
                                       =========     ==========

Weighted average number of limited
    partnership units outstanding         44,468        155,509
                                       =========     ==========



                 See accompanying notes to financial statements

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                    For the three months ended March 31, 2000
                                   (Unaudited)

                                      Liquidating    Continuing
                                        Limited        Limited
                                       Partners       Partners         Total
                                       ---------     ----------     ----------
Revenue:
  Lease income                         $   2,543     $    9,993     $   12,536
  Interest income                          3,928         27,947         31,875
                                       ---------     ----------     ----------

                                           6,471         37,940         44,411
                                       ---------     ----------     ----------

Expenses:
  General Partner's expense
    reimbursement                        107,313        377,821        485,134
  Professional fees                        5,170         22,374         27,544
  Other operating expenses                 2,032          7,670          9,702
  Credit for lease losses                 (3,430)       (11,994)       (15,424)
                                       ---------     ----------     ----------

                                         111,085        395,871        506,956
                                       ---------     ----------     ----------

Net loss                               $(104,614)    $ (357,931)    $ (462,545)
                                       =========     ==========     ==========

Net loss - General Partner             $  (1,046)    $   (3,579)    $   (4,625)
                                       =========     ==========     ==========

Net loss - Limited Partners            $(103,568)    $ (354,352)    $ (457,920)
                                       =========     ==========     ==========

Net loss per limited
    partnership unit                   $   (2.33)    $    (2.28)
                                       =========     ==========

Weighted average number of limited
    partnership units outstanding         44,468        155,509
                                       =========     ==========



                 See accompanying notes to financial statements

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                   STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                                  (Unaudited)


                                                    Liquidating     Continuing
                                        General       Limited        Limited        Total
                                       Partners'      Partners'      Partners'     Partners'
                                        Equity         Equity         Equity        Equity
                                       ---------     ----------     ----------     ----------
Balance, December 31, 2000 *           $       -     $  249,550     $1,057,465     $1,307,015

  Net loss                                (1,758)       (38,715)      (135,360)      (175,833)
  Allocation of General
    Partner's Equity                       1,758           (391)        (1,367)             -
                                       ---------     ----------     ----------     ----------

Balance, March 31, 2001                $       -     $  210,444     $  920,738     $1,131,182
                                       =========     ==========     ==========     ==========


* Balances are net of $60,907 and $309,489 of General Partner's equity previously allocated to Liquidating and Continuing Limited Partners' Equity.


                 See accompanying notes to financial statements

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                            STATEMENTS OF CASH FLOWS
                    For the three months ended March 31, 2001
                                   (Unaudited)


                                      Liquidating    Continuing
                                        Limited        Limited
                                       Partners       Partners         Total
                                       ---------     ----------     ----------
Cash flows from operating activities:
  Net loss                             $ (39,106)    $ (136,727)    $ (175,833)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Changes in assets and
      liabilities:
      Accounts payable and
        accrued expenses                    (219)          (783)        (1,002)
                                       ---------     ----------     ----------
                                         (39,325)      (137,510)      (176,835)
                                       ---------     ----------     ----------


Net decrease in cash and
  cash equivalents                       (39,325)      (137,510)      (176,835)
Cash and cash equivalents:
  Beginning of year                      218,307        952,556      1,170,863
                                       ---------     ----------     ----------
  End of first quarter                 $ 178,982     $  815,046     $  994,028
                                       =========     ==========     ==========



                 See accompanying notes to financial statements

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                            STATEMENTS OF CASH FLOWS
                    For the three months ended March 31, 2000
                                   (Unaudited)

                                      Liquidating    Continuing
                                        Limited        Limited
                                       Partners       Partners         Total
                                       ---------     ----------     ----------
Cash flows from operating activities:
  Net loss                             $(104,614)    $ (357,931)    $ (462,545)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Credit for lease losses               (3,430)       (11,994)       (15,424)
    Changes in assets and liabilities:
      Accounts payable and
        accrued expenses                     472           (340)           132
                                       ---------     ----------     ----------
                                        (107,572)      (370,265)      (477,837)
                                       ---------     ----------     ----------

Cash flows from investing activities:
  Principal collections on leases          3,430         30,819         34,249
  Distribution of Diverted assets         61,369        214,571        275,940
                                       ---------     ----------     ----------
                                          64,799        245,390        310,189
                                       ---------     ----------     ----------

Net decrease in cash and
  cash equivalents                       (42,773)      (124,875)      (167,648)
Cash and cash equivalents:
  Beginning of year                      570,937      2,458,123      3,029,060
                                       ---------     ----------     ----------
  End of first quarter                 $ 528,164     $2,333,248     $2,861,412
                                       =========     ==========     ==========




                 See accompanying notes to financial statements

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (Unaudited)

NOTE 1 - ORGANIZATION:

Datronic Equipment Income Fund XVIII, L.P., a Delaware Limited Partnership (the "Partnership"), was formed on April 12, 1989 for the purpose of acquiring and leasing equipment. See Notes 4, 7, and 10 to the Partnership's financial statements included in the 2000 Form 10-K for a discussion of the alleged diversion of Partnership assets in 1991 and 1992 and the subsequent litigation and settlement, change in general partner, new classes of limited partners established and amendments to the Partnership Agreement that occurred.

Since April 12, 1995, the Partnership has been in its Liquidating Phase which means that it ceased investing in new leases and began the orderly liquidation of its assets. The general partner expects the Liquidating Phase to be completed by mid-2001, at which time the Partnership will be dissolved and post-dissolution activities will commence, being concluded by the end of 2001.

NOTE 2 - BASIS OF FINANCIAL STATEMENTS:

The accompanying financial statements should be read in conjunction with the Partnership's financial statements included in the 2000 Form 10-K. The financial information furnished herein is unaudited but in the opinion of Management includes all adjustments necessary (all of which are normal recurring adjustments) for a fair presentation of financial condition and results of operations. See Note 2 to the Partnership's financial statements included in the 2000 Form 10-K.

PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of liquidity and capital resources covers material changes in the Partnership's financial condition from December 31, 2000 through March 31, 2001. The discussion and analysis of results of operations is for the three month period ended March 31, 2001 as compared to the corresponding period in 2000. Any capitalized term not defined herein has been defined or discussed in the Partnership's 2000 Form 10-K.

Liquidity and Capital Resources

During the three months ended March 31, 2001, Partnership cash and cash equivalents decreased by $177,000 due to cash used to pay operating expenses.

The Partnership's sources of future liquidity are expected to come from cash-on-hand, the Partnership's share of the net proceeds from the sale of the Southwick office building (along with its share of $1.4 million of cash primarily from building operations), and net proceeds (if any) from the bulk sale of the remaining deficient leases.

The Southwick office building, and related cash from operations, represent the only remaining Diverted Assets (see Note 4 to the Partnership's financial statements included in Item 8). The Partnership's 18.4% interest in the Southwick office building has a book value of $517,000. The general partner has entered into a contract to sell the building for $15 million. The general partner estimates that total costs associated with this transaction will approximate 10% or $1.5 million ($450,000 for real estate commissions, approximately $600,000 for real estate tax prorations and approximately $450,000 for other costs customarily paid by the seller in a commercial real estate transaction). Net proceeds of approximately $13.5 million along with an additional $1.4 million held by DRC Partnership Fund, Inc. will be distributed to the Partnerships as soon as practicable after the transaction closes. The general partner expects this to occur no later than December 31, 2001. The Partnership's 18.4% share is $2,484,000. This transaction currently is scheduled to close in early June.

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

Results of Operations

The Partnership had a net loss of $176,000 for the three months ended March 31, 2001 which is $287,000 less than the loss for the three months ended March 31, 2000. This difference is mostly due to the $303,000 insurance premium that was included in the General Partner's expense reimbursement during the first quarter of 2000 which provides coverage through the final dissolution of the Partnership.

All other income and expense categories have decreased compared to the first quarter 2000 because of an overall reduction in activity now that the active lease portfolio has been fully run out. In addition, interest income decreased because of lower average invested cash balances due to the June 2000 distribution to investors and ongoing operating expenses.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for in this disclosure is not applicable to the Registrant.

PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

Reference is made to Item 3 - Legal Proceedings in the Partnership's December 31, 2000 Form 10-K, for a discussion of material legal proceedings involving the Partnership.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 15th day of May 2001.


            DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
            Registrant


       By:  /s/ DONALD D. TORISKY
            ----------------------------
            Donald D. Torisky
            Chairman and Chief Executive Officer,
            Lease Resolution Corporation
            General Partner of
            Datronic Equipment Income Fund XVIII, L.P.



       By:  /s/ JEFFREY T. MCREYNOLDS
            ----------------------------
            Jeffrey T. McReynolds
            Vice President and Chief Financial Officer,
            (and Principal Accounting Officer)
            Lease Resolution Corporation
            General Partner of
            Datronic Equipment Income Fund XVIII, L.P.