Form 10-Q
period 2001-09-30
DATRONIC EQUIPMENT INCOME FUND XVIII L P
filed 2001-11-14
CIK 850671

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q
                        Quarterly Report Under Section 13
                           or 15 (d) of the Securities
                              Exchange Act of 1934

                          ----------------------------




For the Quarter Ended
  September 30, 2001                             Commission File Number  0-18650
---------------------                            -------------------------------


                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


   Delaware                                                   36-3639399
----------------                                    ----------------------------
 State or other                                      IRS Employer Identification
 jurisdiction of                                                Number
 incorporation or
 organization

1300 E. Woodfield Road, Suite 312                    Schaumburg, Illinois 60173
---------------------------------                    ---------------------------
 Address of principal                                    City, State, Zip Code
 executive offices

Registrant's telephone number:                              (847) 240-6200
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

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001


PART I - FINANCIAL INFORMATION

Item 1.

  Index to Financial Statements

    Balance Sheets

      September 30, 2001 (unaudited)                                       3

      December 31, 2000                                                    4

    Statements of Expenses (unaudited)

      For the three months ended September 30, 2001                        5

    Statements of Revenue and Expenses (unaudited)

      For the three months ended September 30, 2000                        6

      For the nine months ended September 30, 2001                         7

      For the nine months ended September 30, 2000                         8

    Statements of Changes in Partners' Equity

      For the nine months ended September 30, 2001
         (unaudited)                                                       9

    Statements of Cash Flows (unaudited)

      For the nine months ended September 30, 2001                        10

      For the nine months ended September 30, 2000                        11

    Notes to Financial Statements (unaudited)                        12 - 14

Item 2.

  Management's Discussion and Analysis of
    Financial Condition and Results of Operations                    15 - 17

Item 3.

  Quantitative and Qualitative Disclosures about
    Market Risk                                                           17

PART II - OTHER INFORMATION

Items 1-6.                                                                18

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                                 BALANCE SHEETS
                               September 30, 2001
                                   (Unaudited)


                                        Liquidating    Continuing
                                          Limited        Limited
                                         Partners       Partners        Total
                                        ----------     ----------     ----------

ASSETS

Cash and cash equivalents               $  774,737     $2,898,291     $3,673,028
                                        ----------     ----------     ----------

                                        $  774,737     $2,898,291     $3,673,028
                                        ==========     ==========     ==========

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued
  expenses                              $      136     $    4,798     $    4,934
Accrued dissolution expenses               143,855        502,970        646,825
Accrued indemnity obligations              133,418        466,482        599,900
                                        ----------     ----------     ----------

    Total liabilities                      277,409        974,250      1,251,659

Total partners' equity                     497,328      1,924,041      2,421,369
                                        ----------     ----------     ----------

                                        $  774,737     $2,898,291     $3,673,028
                                        ==========     ==========     ==========



                 See accompanying notes to financial statements

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                                 BALANCE SHEETS
                                December 31, 2000



                                        Liquidating    Continuing
                                          Limited        Limited
                                         Partners       Partners        Total
                                        ----------     ----------     ----------

ASSETS

Cash and cash equivalents               $  218,307     $  952,556     $1,170,863
Residual lease balances                          -              -              -
Diverted assets, net                       114,958        401,940        516,898
Other assets, net                                -              -              -
                                        ----------     ----------     ----------

                                        $  333,265     $1,354,496     $1,687,761
                                        ==========     ==========     ==========

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued
  expenses                              $      248     $    5,199     $    5,447
Lessee rental deposits                         289          1,010          1,299
Accrued dissolution expenses                83,178        290,822        374,000
                                        ----------     ----------     ----------

    Total liabilities                       83,715        297,031        380,746

Total partners' equity                     249,550      1,057,465      1,307,015
                                        ----------     ----------     ----------

                                        $  333,265     $1,354,496     $1,687,761
                                        ==========     ==========     ==========


                 See accompanying notes to financial statements

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                             STATEMENTS OF EXPENSES
                  For the three months ended September 30, 2001
                                   (Unaudited)


                                         Liquidating   Continuing
                                           Limited       Limited
                                          Partners      Partners      Total
                                         ----------    ----------   ----------

Expenses:
  Provision for dissolution
    expenses                               $ 81,448     $284,775     $366,223
  Provision for indemnity
    obligations                             133,418      466,482      599,900
                                           --------     --------     --------

Net loss                                   $214,866     $751,257     $966,123
                                           ========     ========     ========

Net loss - General Partner                 $  2,149     $  7,512     $  9,661
                                           ========     ========     ========

Net loss - Limited Partners                $212,717     $743,745     $956,462
                                           ========     ========     ========

Net loss per limited
   partnership unit                        $   4.78     $   4.78
                                           ========     ========

Weighted average number of limited
   partnership units outstanding             44,468      155,509
                                           ========     ========


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
                                        =========      =========



                 See accompanying notes to financial statements

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                  For the nine months ended September 30, 2001
                                   (Unaudited)


                                        Liquidating    Continuing
                                          Limited        Limited
                                         Partners       Partners        Total
                                        ----------     ----------     ----------

Revenue:
  Lease income                          $        -     $      243     $      243
  Interest income                            1,843          6,447          8,290
  Gain on sale of Diverted assets          537,961      1,880,927      2,418,888
                                        ----------     ----------     ----------

                                           539,804      1,887,617      2,427,421
                                        ----------     ----------     ----------

Expenses:
  General Partner's expense
    reimbursement                           69,063        241,470        310,533
  Professional fees                          5,168         18,070         23,238
  Other operating expenses                   2,929         10,244         13,173
  Provision for dissolution
    expenses                                81,448        284,775        366,223
  Provision for indemnity
    obligations                            133,418        466,482        599,900
                                        ----------     ----------     ----------

                                           292,026      1,021,041      1,313,067
                                        ----------     ----------     ----------

Net income                              $  247,778     $  866,576     $1,114,354
                                        ==========     ==========     ==========

Net income - General Partner            $    2,478     $    8,666     $   11,144
                                        ==========     ==========     ==========

Net income - Limited Partners           $  245,300     $  857,910     $1,103,210
                                        ==========     ==========     ==========

Net income per limited
   partnership unit                     $     5.52     $     5.52
                                        ==========     ==========

Weighted average number of limited
   partnership units outstanding            44,468        155,509
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
                                        =========      =========



                 See accompanying notes to financial statements

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                                   (Unaudited)



                                                     Liquidating        Continuing
                                    General            Limited           Limited            Total
                                   Partner's          Partner's         Partner's         Partner's
                                     Equity             Equity            Equity            Equity
                                   ----------         ----------        ----------        ----------
Balance, December 31, 2000*        $        -         $  249,550        $1,057,465        $1,307,015

  Net income                           11,144            245,300           857,910         1,114,354
  Allocation of General
    Partner's Equity                  (11,144)             2,478             8,666                 -
                                   ----------         ----------        ----------        ----------

Balance, September 30, 2001        $        -         $  497,328        $1,924,041        $2,421,369
                                   ==========         ==========        ==========        ==========


* Balances are net of $60,907 and $309,489 of General Partner's Equity previously allocated to Liquidating and Continuing Limited Partners' Equity.









                 See accompanying notes to financial statements

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                            STATEMENTS OF CASH FLOWS
                  For the nine months ended September 30, 2001
                                   (Unaudited)


                                           Liquidating      Continuing
                                            Limited           Limited
                                            Partners         Partners           Total
                                           -----------      -----------      -----------
Cash flows from operating activities:
  Net income                               $   247,778      $   866,576      $ 1,114,354
  Adjustments to reconcile net income
    to net cash used in operating
    activities:
    Gain on sale of Diverted assets           (537,961)      (1,880,927)      (2,418,888)
    Provision for dissolution
      expenses                                  81,448          284,775          366,223
    Provision for indemnity
      obligations                              133,418          466,482          599,900
    Changes in assets and liabilities:
      Accounts payable and
        accrued expenses                          (112)            (401)            (513)
      Accrued dissolution expenses             (20,771)         (72,627)         (93,398)
      Lessee rental deposits                      (289)          (1,010)          (1,299)
                                           -----------      -----------      -----------
                                               (96,489)        (337,132)        (433,621)
                                           -----------      -----------      -----------

Cash flows from investing activities:
  Proceeds from sale of Diverted
    assets                                     652,919        2,282,867        2,935,786
                                           -----------      -----------      -----------

Net increase in cash and
  cash equivalents                             556,430        1,945,735        2,502,165
Cash and cash equivalents:
  Beginning of year                            218,307          952,556        1,170,863
                                           -----------      -----------      -----------
  End of third quarter                     $   774,737      $ 2,898,291      $ 3,673,028
                                           ===========      ===========      ===========



                 See accompanying notes to financial statements

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                            STATEMENTS OF CASH FLOWS
                  For the nine months ended September 30, 2000
                                   (Unaudited)


                                           Liquidating      Continuing
                                             Limited          Limited
                                            Partners         Partners           Total
                                           -----------      -----------      -----------
Cash flows from operating activities:
  Net loss                                 $  (182,738)     $  (624,004)     $  (806,742)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Provision (credit) for lease
        losses                                  (5,566)           5,769              203
    Changes in assets and liabilities:
      Accounts payable and
        accrued expenses                        (1,628)          (8,153)          (9,781)
      Lessee rental deposits                         -          (14,377)         (14,377)
                                           -----------      -----------      -----------
                                              (189,932)        (640,765)        (830,697)
                                           -----------      -----------      -----------

Cash flows from investing activities:
  Principal collections on leases                5,566           43,250           48,816
  Distribution of Diverted assets               61,369          214,571          275,940
                                           -----------      -----------      -----------
                                                66,935          257,821          324,756
                                           -----------      -----------      -----------

Cash flows from financing activities:
  Distributions to Limited Partners           (189,940)        (990,734)      (1,180,674)
                                           -----------      -----------      -----------

Net decrease in cash and
  cash equivalents                            (312,937)      (1,373,678)      (1,686,615)
Cash and cash equivalents:
  Beginning of year                            570,937        2,458,123        3,029,060
                                           -----------      -----------      -----------
  End of third quarter                     $   258,000      $ 1,084,445      $ 1,342,445
                                           ===========      ===========      ===========



                 See accompanying notes to financial statements

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (Unaudited)



NOTE 1 - ORGANIZATION AND FINAL TERMINATION OF THE PARTNERSHIP:

Datronic Equipment Income Fund XVIII, LP, a Delaware Limited Partnership (the "Partnership"), was formed on April 12, 1989 for the purpose of acquiring and leasing equipment. See Notes 4, 7, and 10 to the Partnership's financial statements included in the 2000 Form 10-K for a discussion of the alleged diversion of Partnership assets in 1991 and 1992 and the subsequent litigation and settlement, change in general partner, new classes of limited partners established and amendments to the Partnership Agreement that occurred.

Since April 12, 1995, the Partnership has been in its Liquidating Phase, which means that it ceased investing in new leases and began the orderly liquidation of its assets. The general partner expects the Partnership to complete the total liquidation of its assets by the end of 2001 and to complete all final termination and dissolution activities during the first half of 2002.

NOTE 2 - BASIS OF FINANCIAL STATEMENTS:

Effective July 1, 2001, the Partnership commenced activities necessary for the final liquidation, termination, and dissolution of the Partnership. All future expenditures pertaining to this process, net of any expected recoveries of miscellaneous assets or other receipts, have been accrued for and will be charged to this accrual as they are incurred (see Notes 4 and 5 below). Accordingly, the accompanying balance sheets as of September 30, 2001 reflect the estimated liquidating value of the Partnership and Partners' Equity represents the estimated amount of net assets available for distribution to the Limited Partners. In addition, the accompanying Statements of Expenses for the three months ended September 30, 2001 reflect only the additional provisions required to complete the liquidation, termination, and dissolution process. The accompanying financial statements should be read in conjunction with the Partnership's financial statements included in the 2000 Form 10-K. The financial information furnished herein is unaudited but in the opinion of Management includes all adjustments necessary for a fair presentation of financial condition and results of operations.

NOTE 3 - GAIN ON SALE OF DIVERTED ASSETS:

The Partnership's gain on sale of Diverted Assets of $2,418,888 represents its share of the June 30, 2001 cash balance of DRC Partnership Fund Inc. (Fund Inc.) in excess of its book value thereof. On June 12, 2001, the Southwick Office Centre was sold for

$15 million. After payment of sales commissions and other closing costs of $456,654, net proceeds of $14,543,346 were received by Fund Inc. for the benefit of the Partnerships. In addition, Fund Inc. held $1,415,485 of cash previously generated by the operations of the Southwick Office Centre. The Partnership's interest in these amounts is $2,935,786 (18.4%) and is included in "Cash and cash equivalents" at September 30, 2001. The Partnership's book value of Diverted Assets was $516,898.

NOTE 4 - ACCRUED DISSOLUTION EXPENSES

At December 31, 2000, the Partnership accrued $374,000 ($1.84 million for all Datronic Partnerships) to provide for all expenses pertaining to the Partnership's termination and dissolution. The general partner estimated that this process would be completed by December 31, 2001. During the third quarter 2001, an additional $366,000 provision ($1.49 million for all Datronic Partnerships) was recorded. This provision was necessary because of the additional time required to terminate and dissolve the Partnership resulting from the claims filed by Edmund J. Lopinski, Jr. (see Note 6). The general partner now expects that all termination and dissolution activities will be completed during the first half of 2002.

NOTE 5 - ACCRUED INDEMNITY OBLIGATIONS

During the third quarter 2001, the Partnership recorded a $600,000 provision for indemnity obligations ($2.5 million for all Datronic Partnerships). This amount represents the general partner's estimate of the Partnership's continuing obligation to indemnify the general partner, its officers, directors, and employees (collectively "indemnitees"). The general partner is obligated to indemnify its directors, officers and employees and is entitled to reimbursement for all its expenses, including its indemnification obligation, from the Partnerships. Furthermore, under the terms of the Limited Partnership Agreement, as amended, (subject to various terms therein) the Partnership, and any receiver or trustee appointed to administer the business or assets of the Partnership, will indemnify and pay all judgments and claims against the General Partner and any of its Affiliates, and save the same harmless from any liability, loss or damage incurred by them or by the Partnership by reason of any act performed or omitted to be performed by them that was determined in good faith by the General Partner to have been in the best interest of the Partnership in connection with the activities of the Partnership or in dealing with third parties on behalf of the Partnership, including costs and attorneys' fees and any amounts expended in the investigation or settlement of any claims of liability, loss or damage, provided that such act or omission does not constitute fraud, negligence, breach of fiduciary duty or misconduct. The indemnity obligation provides for any currently uninsured, unasserted claims that may be asserted after the Partnership is terminated and dissolved. The general partner determined that the cost of maintaining ongoing accounting and investor records during the ten years for which the indemnity obligation will exist would exceed the Partnership's obligation. Therefore, the general partner has caused the Partnership to relinquish any claim it might have to any future residual cash. If there is no residual cash and claims still exist, the indemnitees will be personally responsible for any shortfall. In the event that the total amount funded is not needed, any residual balance will be donated to charity.

NOTE 6 - LITIGATION:

During May of 2001, Edmund J. Lopinski, Jr., acting as his own attorney and who is presently incarcerated at the Marion Federal Correctional Institution in Marion, Illinois, filed several motions with the Federal District Court for the Northern District of Illinois claiming that all proceeds received from the sale of the Southwick office building in excess of the unsatisfied civil judgment entered against him (approximately $10 million) belonged to him. During the third quarter 2001, the court found Mr. Lopinski's claim to be without merit and issued an order permitting the distribution of the net proceeds to the Partnership's investors.

PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of liquidity and capital resources covers material changes in the Partnership's financial condition from December 31, 2000 through September 30, 2001. The discussion and analysis of results of operations is for the nine month period ended September 30, 2001 as compared to the corresponding period in 2000. Any capitalized term not defined herein has been defined or discussed in the Partnership's 2000 Form 10-K.

Liquidity and Capital Resources

At September 30, 2001, the Partnership's sole source of liquidity was its cash and cash equivalents totaling $3.67 million. After payment of the following items, the Partnership will distribute all of its remaining cash to its Limited Partners.

-  Accrued dissolution expenses -  $647,000
-  Accrued indemnity obligations - $600,000
-  All other remaining known liabilities of the Partnership.

The general partner expects the distribution to Limited Partners will occur in mid-December 2001.

During the nine months ended September 30, 2001, Partnership cash and cash equivalents increased by $2.50 million. This net increase was due to proceeds of $2.94 million received from the sale of the Southwick office building (see below), partially offset by cash used to pay (i) $340,000 of operating expenses incurred through June 30, 2001 and (ii) $93,000 of dissolution expenses. Since July 1, 2001, the activities undertaken by the Partnership and its general partner have pertained to the termination and dissolution process. Accordingly, all expenses incurred since then have been characterized as dissolution expenses and, as such, have been (and will continue to be) charged against the accrual for dissolution expenses that was originally established as of December 31, 2000.

On June 12, 2001, the general partner closed the sale of the Southwick Office Centre, which represented the last remaining Diverted Asset, for $15 million. After payment of sales commissions and other closing costs, the net proceeds for all Partnerships was approximately $14.5 million. The Partnership's 18.4% share of the net proceeds and an additional $1.4 million held by DRC Partnership Fund, Inc. ($2.94 million) is included in the Partnership's September 30, 2001 balance sheet as "Cash and cash equivalents".

As of September 30, 2001, the general partner expects to utilize an additional $647,000 of cash to terminate and dissolve the Partnership. Termination and dissolution activities include liquidation of all remaining liabilities (see above), calculation and distribution of the final cash distribution to the Limited Partners, preparation of final state and federal tax returns, preparation and mailing of final K-1s, filing of final state and federal regulatory documents, closing of all bank accounts, and completion of all other tasks as are necessary to conclude the Partnership's affairs. The expenses associated with these activities have been fully provided for in "Accrued dissolution expenses" shown in the Partnership's September 30, 2001 balance sheet. This accrual was originally established as of December 31, 2000 in the amount of $374,000. During the third quarter, an additional $366,000 provision was recorded because of the additional time that will be necessary to complete the termination and dissolution process. The additional time is the result of a claim that was made against the net proceeds from the Southwick Office Centre sale (see Note 6) that prevented the general partner from undertaking various dissolution activities until the claim was resolved in the third quarter 2001.

The general partner is obligated to indemnify its directors, officers and employees and is entitled to reimbursement for all its expenses, including its indemnification obligation, from the Partnerships. Furthermore, under the terms of the Limited Partnership Agreement, as amended, (subject to various terms therein) the Partnership, and any receiver or trustee appointed to administer the business or assets of the Partnership, will indemnify and pay all judgments and claims against the General Partner and any of its Affiliates, and save the same harmless from any liability, loss or damage incurred by them or by the Partnership by reason of any act performed or omitted to be performed by them that was determined in good faith by the General Partner to have been in the best interest of the Partnership in connection with the activities of the Partnership or in dealing with third parties on behalf of the Partnership, including costs and attorneys' fees and any amounts expended in the investigation or settlement of any claims of liability, loss or damage, provided that such act or omission does not constitute fraud, negligence, breach of fiduciary duty or misconduct.

Since this obligation continues after the Partnership is terminated and dissolved, a separate indemnification fund will be established. This fund will be used for indemnification of any currently uninsured, unasserted claims that may be asserted after the Partnership has been terminated and dissolved. The general partner estimates that the Partnership's obligation totals $600,000. Previously, the general partner estimated that this obligation could be as much as $784,000, thus allowing an additional $184,000 to be available for the final distribution to the Limited Partners. The general partner has also determined that the cost of maintaining ongoing accounting and investor records during the ten years for which the indemnity obligation will exist would exceed the Partnership's obligation. Therefore, the general partner has caused the Partnership to relinquish any claim it might have to any future residual cash. If there is no residual cash and claims still exist, the indemnitees will be personally responsible for any shortfall. In the event that the total amount funded is not needed, any residual balance will be donated to charity.

Results of Operations

The Partnership had a net loss of $966,000 and net income of $1.11 million, respectively, for the three and nine months ended September 30, 2001. This compares to net losses of $122,000 and $807,000, respectively, for the three and nine months ended September 30, 2000. The increase in net losses between the three-month periods is due to the third-quarter 2001 provisions for dissolution expenses and indemnity obligations (totaling $966,000) which exceeded the $141,000 of net operating expenses that were incurred in the third-quarter of 2000. Because all activities subsequent to June 30, 2001 pertain to the termination and dissolution process, all related expenses have been charged against the balance sheet accrual. Accordingly, no operating expenses appear in the third-quarter 2001 Statement of Revenues and Expenses.

Favorable factors that resulted in a change from a net loss to net income for the nine-month periods were the $2.42 million gain on the June 2001 sale of the Southwick office building and decreased operating expenses. Operating expenses for the nine-month periods decreased by $559,000 because no operating expenses were recorded after June 30, 2001 and those incurred through June 30, 2001 reflected the favorable effects of staff reductions and other savings related to decreased activity. Partially offsetting these favorable factors during the nine-month periods were the $966,000 of aggregate provisions for dissolution expenses and indemnity obligations described above.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for in this disclosure is not applicable to the Registrant.

PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

Reference is made to Item 3 - Legal Proceedings in the Partnership's December 31, 2000 Form 10-K, for a discussion of material legal proceedings involving the Partnership.

Reference is made to Part I, Item 1, Note 6 for a discussion of claims made by Edmund J. Lopinski.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 14th day of November 2001.





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