Form 10-K405
period 2001-12-31
DATRONIC EQUIPMENT INCOME FUND XVIII L P
filed 2002-04-01
CIK 850671

                                    FORM 10-K

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934 For
                     the fiscal year ended December 31, 2001

                         Commission File Number 0-18650
                                                -------

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
             (Exact name of Registrant as specified in its charter)

    Delaware                                              36-3639399
---------------------                               ----------------------
   State or other                                      (I.R.S. Employer
   jurisdiction of                                    Identification No.)
   incorporation or
   organization

1300 E. Woodfield Road, Suite 312, Schaumburg, Illinois    60173
-------------------------------------------------------   -------
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

ITEM 1 - BUSINESS

The Datronic Equipment Income Fund XVIII, L.P. (the "Partnership"), a Delaware Limited Partnership, was formed on April 12, 1989 and offered Units of Limited Partnership Interests (the "Units") during 1989 and early 1990 which raised $99,999,500 of limited partner funds.

In 1992, a class action lawsuit was filed against the original general partner of the Partnership alleging misappropriation of $13.3 million from this and six other partnerships. Pursuant to a partial settlement of that lawsuit, on March 4, 1993, Lease Resolution Corporation ("LRC") was appointed general partner of this and five of the other affected partnerships (collectively, the Datronic Partnerships). The assets purchased with the misappropriated funds (Diverted Assets) were recovered for the benefit of the affected partnerships and have all been liquidated. The last of these assets was sold in 2001.

The Partnership was originally formed to invest in a variety of equipment leases. On April 12, 1995 the Partnership began its Liquidating Phase, which means that, as of that date, it ceased acquiring additional equipment leases and began liquidating its lease portfolio and other assets in an orderly manner.

During 2001, the Partnership completed the final liquidation of its assets and distributed to its limited partners all remaining cash after setting aside funds for final expenses, liquidation and dissolution activities, and an indemnity escrow account. The principal remaining asset to be liquidated, other than cash-on-hand, was the seven-story Southwick office building located in Schaumburg, Illinois and $1.4 million of cash from building operations in which the Partnership had a 18.4% interest. The building was sold during 2001 for $15 million, less commissions and other costs of disposal. The Partnership's share of these net proceeds plus cash from building operations was $2.94 million.

At December 31, 2001, the Partnership held $599,900 of cash. This balance was transferred to an indemnity escrow account during the first quarter of 2002 as full and complete satisfaction of any future indemnity obligations of the Partnership. Various dissolution activities are expected to be completed by mid-2002. These activities are being funded by money previously set aside for that purpose.

Since the Partnership was in its final liquidation and dissolution stage, information about industry segments, geographic regions, raw materials, seasonality, sources and availability of leases, backlog and competition is not relevant or material to an understanding of the Partnership's future activity. The Partnership was liquidated effective December 31, 2001.

The Partnership had no employees. LRC, the General Partner, employed 13 persons at December 31, 2001 all of whom previously attended to the operations of the Datronic Partnerships and who are now completing such dissolution activities as preparation of final state and federal income tax returns, preparation of final K-1s, filing of state and federal regulatory documents, and such other tasks as are necessary to conclude the Partnerhip's affairs.

ITEM 2 - PROPERTIES

The Partnership's operations were located in leased premises of approximately 8,000 square feet in Schaumburg, Illinois through September 2001. Effective October 1, 2001, this space was vacated and the remaining staff was relocated to LRC's existing 3,800 square feet of office space in the Southwick office building in Schaumburg, Illinois (see Part II, Item 8, Note 4).

ITEM 3 - LEGAL PROCEEDINGS

None. See Part II, Item 8, Note 7 for a discussion of a material legal proceeding that was resolved during 2001.

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

As of December 31, 2001 (the effective date of the Partnership's liquidation), the records of the Partnership showed 6,349 record owners of Units.

                                  Distributions

Reference is made to Part II, Item 8, Note 6 for a discussion of classes of limited partners and distributions paid to limited partners.

ITEM 6 - SELECTED FINANCIAL DATA

The following table sets forth selected financial data as of December 31, 2001, 2000, 1999, 1998, and 1997, and for the five years then ended. The amounts presented are aggregated for all Classes (A, B, and C) of Limited Partners, unless otherwise noted. This information should be read in conjunction with the financial statements included in Item 8, which also reflect amounts for each of the classes of limited partners.

Statements of Revenue and
 Expenses Data
 (in thousands, except for
  Unit amounts)

                                                  For the years ended December 31,
                                ----------------------------------------------------------------------
                                   2001           2000           1999           1998           1997
                                ----------     ----------     ----------     ----------     ----------
Total revenue                   $    2,427     $      125     $      267     $    1,492     $      678

Total expenses                       1,257          1,448            682          1,188            666
                                ----------     ----------     ----------     ----------     ----------

Net earnings (loss)             $    1,170     $   (1,323)    $     (415)    $      304     $       12
                                ==========     ==========     ==========     ==========     ==========

Net earnings (loss)
 per Unit

 Class A                        $     5.79     $    (6.66)    $    (2.27)    $      .80     $     (.51)
                                ==========     ==========     ==========     ==========     ==========
 Class B                        $     5.79     $    (6.52)    $    (2.00)    $     1.70     $      .22
                                ==========     ==========     ==========     ==========     ==========
 Class C                        $     5.79     $    (6.52)    $    (2.00)    $     1.70     $      .22
                                ==========     ==========     ==========     ==========     ==========

Distributions per Unit
 (per year)

 Class A                        $    11.46     $     4.27     $    39.50     $       --     $       --
                                ==========     ==========     ==========     ==========     ==========
 Class B                        $    12.65     $     6.37     $    29.70     $       --     $       --
                                ==========     ==========     ==========     ==========     ==========
 Class C                        $    12.29     $     6.19     $    28.48     $       --     $       --
                                ==========     ==========     ==========     ==========     ==========

Weighted average number
 of Units outstanding

 Class A                            44,468         44,468         44,468         44,468         44,468
                                ==========     ==========     ==========     ==========     ==========
 Class B                           155,489        155,489        155,489        155,489        155,489
                                ==========     ==========     ==========     ==========     ==========
 Class C                                20             20             20             20             20
                                ==========     ==========     ==========     ==========     ==========


Balance Sheet Data
 (in thousands, except
  for Unit Amounts)

                                                            As of December 31,
                                   ----------------------------------------------------------------------
                                      2001           2000           1999           1998           1997
                                   ----------     ----------     ----------     ----------     ----------
Total assets                       $      600     $    1,688     $    3,871     $   10,753     $   10,495
                                   ==========     ==========     ==========     ==========     ==========

Total liabilities                  $      600     $      381     $       60     $      151     $      197
                                   ==========     ==========     ==========     ==========     ==========

Partners' equity                   $       --     $    1,307     $    3,811     $   10,602     $   10,298
                                   ==========     ==========     ==========     ==========     ==========

Book value per Unit

  Class A                          $       --     $     6.98     $    17.91     $    59.68     $    58.88
                                   ==========     ==========     ==========     ==========     ==========
  Class B                          $       --     $     8.79     $    21.68     $    53.38     $    51.70
                                   ==========     ==========     ==========     ==========     ==========
  Class C                          $       --     $    13.56     $    26.45     $    58.15     $    57.27
                                   ==========     ==========     ==========     ==========     ==========

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents information pertaining to the Partnership's operating results and financial condition.

RESULTS OF OPERATIONS

The Partnership had net income of $1.17 million in 2001 in the aggregate for all classes of partners. This compares to aggregate net losses in 2000 and 1999 of $1.32 million and $415,000, respectively. Net income in 2001 includes a $2.42 million gain on the sale of Diverted assets and a provision for dissolution expenses of $311,000. The 2000 net loss included a $374,000 provision for dissolution expenses. These provisions are discussed below. Any differences in operating results between Liquidating and Continuing Limited Partners were attributable to lease income and expenses associated with new lease investments made since March 4, 1993. Liquidating Limited Partners did not participate in the post-March 4, 1993 investment activities. Significant factors affecting overall operating results for the three years ended December 31, 2001 include the following:

Gain on sale of Diverted asset:

During 2001, the remaining Diverted asset (a seven-story office building in Schaumburg, Illinois) was sold for $15 million. After payment of sales commissions and other disposal costs, net proceeds totaled $14.5 million. The Partnership's 18.4% share of these net proceeds, plus its 18.4% share of $1.4 million of previously undistributed cash from building operations, was $2.94 million. This amount was $2.42 million more than its net book basis in these assets.

Interest income:

Interest income for all three years includes earnings on invested cash balances. Interest income continued to decline throughout the three years ended December 31, 2001 as cash distributions paid to Limited Partners reduced average invested cash balances.

Lease income:

Since April 1995 the Partnership was in its Liquidating Phase which prohibited investing in any new leases. Accordingly, the lease portfolio continued to decrease as collections were made, resulting in a continued decline in lease income. Lease collections for 2000 and 2001 were nominal. The Partnership no longer had an active lease portfolio and disposed of approximately $300,000 of fully reserved lease balances as part of the 2001 final liquidation process. Proceeds from the bulk disposal were nominal.

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

Professional fees - other:

Professional fees - other for the three years ended December 31, 2001 reflect a decreasing level of professional services required as a result of the decrease in the Partnership's lease portfolio and related activities.

Provision (credit) for lease losses:

The credit reflects periodic recoveries of previously reserved lease balances.

Provision for dissolution expenses:

The provisions recorded in 2001 and 2000 represent the General Partner's estimate of the costs to be incurred as a direct consequence of the final liquidation and dissolution of the Partnership. (See Note 8 to the Partnership's financial statements included in Item 8.) The general partner began these activities in mid-2001 and completed the final liquidation of the Partnership effective December 31, 2001. All remaining dissolution-related activities are expected to be completed by mid-2002.

LIQUIDITY AND CAPITAL RESOURCES

During 2001, the Partnership's cash decreased by $571,000 to $599,900. Proceeds from the liquidation of assets totaled $2.94 million, principally from the sale of the remaining Diverted asset (the Southwick office building) in which the Partnership had a 18.4% interest. Operating expenses and liquidation of all remaining liabilities (other than that for indemnity obligations) used $1.03 million. In addition, $599,900 of cash was set aside to fund the liability for indemnity obligations. The $599,900 was transferred to an escrow account during the first quarter of 2002 (see Note 9 to the accompanying financial statements). The remaining $2.48 million of cash was paid to the limited partners in December. The Partnership was liquidated effective December 31, 2001.

IMPACT OF INFLATION AND CHANGING PRICES

Inflation is not expected to have any significant direct, determinable effect on the Partnership's business or financial condition.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for in this disclosure is not applicable to the Registrant.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Audited Financial Statements:                                                        Page(s)
                                                                                     -------
     Independent Auditors' Report                                                     10-11

     Balance Sheets
         In Total for All Classes
         of Limited Partners at December 31,
         2001 and 2000                                                                  12

         By Class of Limited Partner
           December 31, 2001                                                            13

           December 31, 2000                                                            14

     Statements of Revenue and Expenses
         In Total for All Classes of Limited Partners
         for the years ended December 31,
         2001, 2000 and 1999                                                            15

         By Class of Limited Partner for the years ended
           December 31, 2001                                                            16

           December 31, 2000                                                            17

           December 31, 1999                                                            18

     Statements of Changes in Partners' Equity
         for the years ended December 31,
         2001, 2000 and 1999                                                            19

     Statements of Cash Flows
         In Total for All Classes of Limited Partners
         for the years ended December 31,
         2001, 2000 and 1999                                                            20

         By Class of Limited Partner for the years ended
           December 31, 2001                                                            21

           December 31, 2000                                                            22

           December 31, 1999                                                            23

     Notes to Financial Statements                                                     24-31

                          INDEPENDENT AUDITORS' REPORT



The Partners of Datronic
Equipment Income Fund XVIII, L.P.

We have audited the accompanying balance sheets in total for all classes of limited partners of DATRONIC EQUIPMENT INCOME FUND XVIII, L.P. ("the Partnership") as of December 31, 2001 and 2000 and the related statements of revenue and expenses in total for all classes of limited partners, of changes in partners' equity and of cash flows in total for all classes of limited partners for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2001 and 2000, and the results of its operations in total for all classes of limited partners and its cash flows in total for all classes of limited partners for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the Partnership's financial statements taken as a whole. As described in Note 2, the accounting records of the Partnership are maintained to reflect the interests of each of the classes of limited partners. Additional information consisting of the balance sheets by class of limited partner as of December 31, 2001 and 2000, the statements of revenue and expenses by class of limited partner and the statements of cash flows by class of limited partner for the three years ended December 31, 2001 have been prepared by management solely for the information of the limited partners and are not a required part of the financial statements. This additional information has been subjected to the auditing procedures applied in the audit of the Partnership's financial statements and, in our opinion, has been allocated to the respective classes of limited partners in accordance with the terms of the Amended Partnership Agreement described in
Note 11 and is fairly stated in all material respects in relation to the Partnership's financial statements taken as a whole.

As discussed in Note 1, the Partnership has completed the final liquidation of all its assets and made a final distribution to its limited partners during 2001. The general partner of the Partnership expects dissolution activities to be completed by mid-2002.



Altschuler, Melvoin and Glasser LLP

Chicago, Illinois
March 7, 2002

                               DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                                             BALANCE SHEETS
                              IN TOTAL FOR ALL CLASSES OF LIMITED PARTNERS


                                                December 31,
                                          -------------------------
                                             2001           2000
                                          ----------     ----------
ASSETS

Cash and cash equivalents                 $  599,900     $1,170,863
Diverted assets, net                              --        516,898
Other assets, net                                 --             --
                                          ----------     ----------

                                          $  599,900     $1,687,761
                                          ==========     ==========

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued
  expenses                                $       --     $    5,447
Lessee rental deposits                            --          1,299
Accrued dissolution expenses                      --        374,000
Accrued indemnity obligations                599,900             --
                                          ----------     ----------

    Total liabilities                        599,900        380,746

Total partners' equity                            --      1,307,015
                                          ----------     ----------

                                          $  599,900     $1,687,761
                                          ==========     ==========

                 See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                                 BALANCE SHEETS
                           BY CLASS OF LIMITED PARTNER


                                                       December 31, 2001
                                          ----------------------------------------
                                          Liquidating     Continuing
                                            Limited        Limited
                                            Partners       Partners        Total
                                          -----------     ----------     ---------
ASSETS

Cash and cash equivalents                 $   133,418     $  466,482     $ 599,900
                                          -----------     ----------     ---------

                                          $   133,418     $  466,482     $ 599,900
                                          ===========     ==========     =========

LIABILITIES AND PARTNERS' EQUITY

Accrued indemnity obligations             $   133,418     $  466,482     $ 599,900
                                          -----------     ----------     ---------

    Total liabilities                         133,418        466,482       599,900

Total partners' equity                             --             --            --
                                          -----------     ----------     ---------

                                          $   133,418     $  466,482     $ 599,900
                                          ===========     ==========     =========


                 See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                                 BALANCE SHEETS
                           BY CLASS OF LIMITED PARTNER


                                                       December 31, 2001
                                          ----------------------------------------
                                          Liquidating     Continuing
                                            Limited        Limited
                                            Partners       Partners        Total
                                          -----------     ----------     ---------
ASSETS

Cash and cash equivalents                 $   218,307     $  952,556     $1,170,863
Diverted assets, net                          114,958        401,940       516,898
Other assets, net                                  --             --            --
                                          -----------     ----------     ---------

                                          $   333,265     $1,354,496     $1,687,761
                                          ===========     ==========     =========

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued
  expenses                                $       248     $    5,199     $   5,447
Lessee rental deposits                            289          1,010         1,299
Accrued dissolution expenses                   83,178        290,822       374,000
                                          -----------     ----------     ---------

    Total liabilities                          83,715        297,031       380,746

Total partners' equity                        249,550      1,057,465     1,307,015
                                          -----------     ----------     ---------

                                          $   333,265     $1,354,496     $1,687,761
                                          ===========     ==========     =========



                 See accompanying notes to financial statements.

                                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                                       STATEMENTS OF REVENUE AND EXPENSES
                                  IN TOTAL FOR ALL CLASSES OF LIMITED PARTNERS


                                                For the years ended December 31,
                                           -----------------------------------------
                                              2001           2000            1999
                                           ----------     ----------      ----------
Revenue:
  Gain on sale of Diverted assets          $2,418,888     $       --      $       --
  Interest income                               8,290        107,753         223,774
  Lease income                                    243         17,035          42,995
                                           ----------     ----------      ----------

                                            2,427,421        124,788         266,769
                                           ----------     ----------      ----------

Expenses:
  General Partner's expense
    reimbursement                          $  310,533     $  953,171      $  827,189
  Professional fees - litigation                   --         22,729          55,825
  Professional fees - other                    23,238         53,421          93,579
  Other operating expenses                     13,173         44,936          41,503
  Provision (credit) for lease
    losses                                         --            204        (336,088)
  Provision for dissolution
    expenses                                  310,579        374,000              --
  Provision for indemnity
    obligations                               599,900             --              --
                                           ----------     ----------      ----------

                                            1,257,423      1,448,461         682,008
                                           ----------     ----------      ----------

Net earnings (loss)                        $1,169,998     $(1,323,673)    $ (415,239)
                                           ==========     ==========      ==========

Net earnings (loss) - General Partner      $   11,700     $  (13,237)     $   (4,152)
                                           ==========     ==========      ==========

Net earnings (loss) - Limited Partners     $1,158,298     $(1,310,436)    $ (411,087)
                                           ==========     ==========      ==========


                 See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                           BY CLASS OF LIMITED PARTNER
                      For the year ended December 31, 2001


                                          Liquidating     Continuing
                                            Limited        Limited
                                            Partners       Partners        Total
                                          -----------     ----------     ---------
Revenue:
  Gain on sale of Diverted assets         $   537,961     $1,880,927     $2,418,888
  Interest income                               1,843          6,447          8,290
  Lease income                                     --            243            243
                                          -----------     ----------     ----------

                                              539,804      1,887,617      2,427,421
                                          -----------     ----------     ----------

Expenses:
  General Partner's expense
    reimbursement                         $    69,063     $  241,470     $  310,533
  Professional fees - other                     5,168         18,070         23,238
  Other operating expenses                      2,930         10,243         13,173
  Provision for dissolution
    expenses                                   69,073        241,506        310,579
  Provision for indemnity
    obligations                               133,418        466,482        599,900
                                          -----------     ----------     ----------

                                              279,652        977,771      1,257,423
                                          -----------     ----------     ----------

Net earnings                              $   260,152     $  909,846     $1,169,998
                                          ===========     ==========     ==========

Net earnings - General Partner            $     2,602     $    9,098     $   11,700
                                          ===========     ==========     ==========

Net earnings - Limited Partners           $   257,550     $  900,748     $1,158,298
                                          ===========     ==========     ==========

Net earnings per limited
  partnership unit                        $      5.79     $     5.79
                                          ===========     ==========

Weighted average number of limited
  partnership units outstanding                44,468        155,509
                                          ===========     ==========


                 See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                           BY CLASS OF LIMITED PARTNER
                      For the year ended December 31, 2000


                                          Liquidating      Continuing
                                            Limited         Limited
                                            Partners        Partners           Total
                                          -----------      -----------      -----------
Revenue:
   Interest income                        $    12,826      $    94,927      $   107,753
   Lease income                                 3,480           13,555           17,035
                                          -----------      -----------      -----------

                                               16,306          108,482          124,788
                                          -----------      -----------      -----------

Expenses:
  General Partner's expense
    reimbursement                         $   212,024      $   741,147      $   953,171
  Professional fees - litigation                5,055           17,674           22,729
  Professional fees - other                    10,996           42,425           53,421
  Other operating expenses                      9,868           35,068           44,936
  Provision (credit) for lease
    losses                                     (5,565)           5,769              204
  Provision for dissolution expenses           83,178          290,822          374,000
                                          -----------      -----------      -----------

                                              315,556        1,132,905        1,448,461
                                          -----------      -----------      -----------

Net loss                                  $  (299,250)     $(1,024,423)     $(1,323,673)
                                          ===========      ===========      ===========

Net loss - General Partner                $    (2,993)     $   (10,244)     $   (13,237)
                                          ===========      ===========      ===========

Net loss - Limited Partners               $  (296,257)     $(1,014,179)     $(1,310,436)
                                          ===========      ===========      ===========

Net loss per limited
  partnership unit                        $     (6.66)     $     (6.52)
                                          ===========      ===========

Weighted average number of limited
  partnership units outstanding                44,468          155,509
                                          ===========      ===========



                 See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                       STATEMENTS OF REVENUE AND EXPENSES
                           BY CLASS OF LIMITED PARTNER
                      For the year ended December 31, 1999


                                     Liquidating      Continuing
                                       Limited         Limited
                                       Partners        Partners         Total
                                     -----------      ----------      ---------
Revenue:
   Interest income                   $    40,274      $  183,500      $ 223,774
   Lease income                            3,326          39,669         42,995
                                     -----------      ----------      ---------

                                          43,600         223,169        266,769
                                     -----------      ----------      ---------

Expenses:
  General Partner's expense
    reimbursement                    $   172,177      $  655,012      $ 827,189
  Professional fees - litigation          12,415          43,410         55,825
  Professional fees - other               17,735          75,844         93,579
  Other operating expenses                 9,156          32,347         41,503
  Credit for lease losses                (66,072)       (270,016)      (336,088)
                                     -----------      ----------      ---------

                                         145,411         536,597        682,008
                                     -----------      ----------      ---------

Net loss                             $  (101,811)     $ (313,428)     $(415,239)
                                     ===========      ==========      =========

Net loss - General Partner           $    (1,018)     $   (3,134)     $  (4,152)
                                     ===========      ==========      =========

Net loss - Limited Partners          $  (100,793)     $ (310,294)     $(411,087)
                                     ===========      ==========      =========

Net loss per limited
  partnership unit                   $     (2.27)     $   (2.00)
                                     ===========      ==========

Weighted average number of limited
  partnership units outstanding           44,468         155,509
                                     ===========      ==========


                 See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                   For the three years ended December 31, 2001



                                                  Liquidating        Continuing
                                  General           Limited           Limited            Total
                                  Partner's        Partners'          Partners'        Partners'
                                   Equity            Equity            Equity            Equity
                                ------------      ------------      ------------      ------------
Balance, December 31, 1998      $         --      $  2,596,946      $  8,004,611      $ 10,601,557

  Distributions to partners               --        (1,756,395)       (4,618,561)       (6,374,956)
  Net loss                            (4,152)         (100,793)         (310,294)         (415,239)
  Allocation of General
    Partner's Equity                   4,152            (1,018)           (3,134)               --
                                ------------      ------------      ------------      ------------

Balance, December 31, 1999                --           738,740         3,072,622         3,811,362
                                ------------      ------------      ------------      ------------

  Distributions to partners               --          (189,940)         (990,734)       (1,180,674)
  Net loss                           (13,237)         (296,257)       (1,014,179)       (1,323,673)
  Allocation of General
    Partner's Equity                  13,237            (2,993)          (10,244)               --
                                ------------      ------------      ------------      ------------

Balance, December 31, 2000                --           249,550         1,057,465         1,307,015
                                ------------      ------------      ------------      ------------

  Distributions to partners               --          (509,702)       (1,967,311)       (2,477,013)
  Net earnings                        11,700           257,550           900,748         1,169,998
  Allocation of General
    Partner's Equity                 (11,700)            2,602             9,098                --
                                ------------      ------------      ------------      ------------

Balance, December 31, 2001      $         --      $         --      $         --      $         --
                                ============      ============      ============      ============



                 See accompanying notes to financial statements.

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                            STATEMENTS OF CASH FLOWS
                  IN TOTAL FOR ALL CLASSES OF LIMITED PARTNERS

                                                           For the years ended December 31,
                                                  -------------------------------------------------
                                                      2001              2000              1999
                                                  ------------      ------------      ------------
Cash flows from operating activities:
  Net earnings (loss)                             $  1,169,998      $ (1,323,673)     $   (415,239)
  Adjustments to reconcile net earnings
    (loss) to net cash used in operating
    activities:
    Gain on sale of Diverted assets                 (2,418,888)               --                --
    Provision (credit) for lease
      losses                                                --               204          (336,088)
    Provision for dissolution
      expenses                                         310,579           374,000                --
    Provision for indemnity
      obligations                                      599,900                --                --
    Changes in assets and liabilities:
      Judgment receivable, net                              --                --           133,420
      Accounts payable and
        accrued expenses                                (5,447)          (39,731)          (43,377)
      Lessee rental deposits                            (1,299)          (13,078)          (48,297)
      Accrued dissolution expenses                    (684,579)               --                --
                                                  ------------      ------------      ------------
                                                    (1,029,736)       (1,002,278)         (709,581)
                                                  ------------      ------------      ------------

Cash flows from investing activities:
  Principal collections on leases                           --            48,815           374,176
  Residual interest in CRCA                                                                227,500
  Distribution of Diverted assets                           --           275,940                --
  Proceeds from sale of Diverted
    assets                                           2,935,786                --                --
                                                  ------------      ------------      ------------
                                                     2,935,786           324,755           601,676
                                                  ------------      ------------      ------------

Cash flows from financing activities:
  Distributions to Limited Partners                 (2,477,013)       (1,180,674)       (6,374,956)
                                                  ------------      ------------      ------------

Net decrease in cash and
  cash equivalents                                    (570,963)       (1,858,197)       (6,482,861)
Cash and cash equivalents:
  Beginning of year                                  1,170,863         3,029,060         9,511,921
                                                  ------------      ------------      ------------
  End of year                                     $    599,900      $  1,170,863      $  3,029,060
                                                  ============      ============      ============


                 See accompanying notes to financial statements

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                            STATEMENTS OF CASH FLOWS
                           BY CLASS OF LIMITED PARTNER
                      For the year ended December 31, 2001


                                            Liquidating      Continuing
                                              Limited         Limited
                                              Partners        Partners         Total
                                            -----------      ----------     -----------
Cash flows from operating activities:
  Net earnings                              $   260,152      $  909,846     $ 1,169,998
  Adjustments to reconcile net earnings
    to net cash used in operating
    activities:
    Gain on sale of diverted
      assets                                   (537,961)     (1,880,927)     (2,418,888)
    Provision for dissolution
      expenses                                   69,073         241,506         310,579
    Provision for indemnity
      obligations                               133,418         466,482         599,900
    Changes in assets and liabilities:
      Accounts payable and
        accrued expenses                           (248)         (5,199)         (5,447)
      Lessee rental deposits                       (289)         (1,010)         (1,299)
      Accrued dissolution expenses             (152,251)       (532,328)       (684,579)
                                            -----------      ----------     -----------
                                               (228,106)       (801,630)     (1,029,736)
                                            -----------      ----------     -----------

Cash flows from investing activities:
  Proceeds from sale of Diverted
    assets                                      652,919       2,282,867       2,935,786
                                            -----------      ----------     -----------

Cash flows from financing activities:
  Distributions to Limited Partners            (509,702)     (1,967,311)     (2,477,013)
                                            -----------      ----------     -----------

Net decrease in cash and
  cash equivalents                              (84,889)       (486,074)       (570,963)
Cash and cash equivalents:
  Beginning of year                             218,307         952,556       1,170,863
                                            -----------      ----------     -----------
  End of year                               $   133,418      $  466,482     $   599,900
                                            ===========      ==========     ===========



                 See accompanying notes to financial statements

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                            STATEMENTS OF CASH FLOWS
                           BY CLASS OF LIMITED PARTNER
                      For the year ended December 31, 2000


                                           Liquidating      Continuing
                                             Limited         Limited
                                             Partners        Partners          Total
                                           -----------      ----------      -----------
Cash flows from operating activities:
  Net loss                                 $  (299,250)     $(1,024,423)    $(1,323,673)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Provision (credit) for lease
      losses                                    (5,565)          5,769              204
    Provision for dissolution
      expenses                                  83,178         290,822          374,000
    Changes in assets and liabilities:
      Accounts payable and
        accrued expenses                        (8,276)        (31,455)         (39,731)
      Lessee rental deposits                       289         (13,367)         (13,078)
                                           -----------      ----------      -----------
                                              (229,624)       (772,654)      (1,002,278)
                                           -----------      ----------      -----------

Cash flows from investing activities:
  Principal collections on leases                5,565          43,250           48,815
  Distribution of Diverted assets               61,369         214,571          275,940
                                           -----------      ----------      -----------
                                                66,934         257,821          324,755
                                           -----------      ----------      -----------

Cash flows from financing activities:
  Distributions to Limited Partners           (189,940)       (990,734)      (1,180,674)
                                           -----------      ----------      -----------

Net decrease in cash and
  cash equivalents                            (352,630)     (1,505,567)      (1,858,197)
Cash and cash equivalents:
  Beginning of year                            570,937       2,458,123        3,029,060
                                           -----------      ----------      -----------
  End of year                              $   218,307      $  952,556      $ 1,170,863
                                           ===========      ==========      ===========


                 See accompanying notes to financial statements

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                            STATEMENTS OF CASH FLOWS
                           BY CLASS OF LIMITED PARTNER
                      For the year ended December 31, 1999


                                           Liquidating      Continuing
                                             Limited         Limited
                                             Partners        Partners          Total
                                           -----------      ----------      -----------
Cash flows from operating activities:
  Net loss                                 $  (101,811)     $ (313,428)     $  (415,239)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Credit for lease losses                    (66,072)       (270,016)        (336,088)
    Changes in assets and liabilities:
      Judgment receivable, net                  29,673         103,747          133,420
      Accounts payable and
        accrued expenses                        (8,871)        (34,506)         (43,377)
      Lessee rental deposits                    (9,434)        (38,863)         (48,297)
                                           -----------      ----------      -----------
                                              (156,515)       (553,066)        (709,581)
                                           -----------      ----------      -----------

Cash flows from investing activities:
  Principal collections on leases               15,476         358,700          374,176
  Residual interest in CRCA                     50,596         176,904          227,500
                                           -----------      ----------      -----------
                                                66,072         535,604          601,676
                                           -----------      ----------      -----------


Cash flows from financing activities:
  Distributions to Limited Partners         (1,756,395)     (4,618,561)      (6,374,956)
                                           -----------      ----------      -----------

Net decrease in cash and
  cash equivalents                          (1,846,838)     (4,636,023)      (6,482,861)
Cash and cash equivalents:
  Beginning of year                          2,417,775       7,094,146        9,511,921
                                           -----------      ----------      -----------
  End of year                              $   570,937      $2,458,123      $ 3,029,060
                                           ===========      ==========      ===========



                 See accompanying notes to financial statements

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                        NOTES TO THE FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000, AND 1999



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

On April 12, 1995, the Partnership began its Liquidating Phase, which means that it ceased investing in new leases and began the orderly liquidation of its assets. During 2001, the Partnership completed the final liquidation of all of its assets and distributed to its limited partners all remaining cash after setting aside funds for final expenses, liquidation and dissolution activities, and an indemnity escrow account. The effective date of the Partnership's liquidation was December 31, 2001. Dissolution activities commenced immediately thereafter and are expected to be completed by mid-2002.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     BASIS OF FINANCIAL STATEMENTS - The accounting records of the Partnership were maintained to reflect the interests of each of the classes of limited partners (see Note 11). Each class of limited partner was not a separate legal entity holding title to individual assets nor the obligor of individual liabilities. Accordingly, assets allocated to a specific class of limited partner were available to settle claims of the Partnership as a whole. Additional information consisting of the balance sheets by class of limited partner as of December 31, 2001 and 2000, the statements of revenue and expenses by class of limited partner and the statements of cash flows by class of limited partner for the three years ended December 31, 2001 have been prepared to present allocations of the various categories of assets, liabilities, revenue, expenses and cash flows of the Partnership to each of the classes of limited partners in accordance with the Amended Partnership Agreement.

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                  NOTES TO THE FINANCIAL STATEMENTS - CONTINUED


The Partnership Agreement also provided that the general partner's equity be allocated to each class of limited partner upon final liquidation of the Partnership. Accordingly, the Statements of Changes in Partners' Equity for periods ended through December 31, 2001 reflected these allocations to each class of limited partner. For purposes of this additional information, the interests of the Class B and Class C Limited Partners have been combined as "Continuing Limited Partners."

  CASH AND CASH EQUIVALENTS - Cash and cash equivalents at December 31, 2001 was fully committed to funding the liability for accrued indemnity obligations. The balance consisted principally of overnight investments in high quality, short-term corporate demand notes (commercial paper). Due to the nature of the Partnership's commercial paper investments, Management does not believe there is any significant market risk associated with such investments. Amounts due (to) from the general partner (LRC) and other Datronic Partnerships are also included.

  DUE (TO) FROM GENERAL PARTNER AND OTHER DATRONIC PARTNERSHIPS - In the ordinary course of the Partnership's day-to-day operations, there were occasions when the general partner and/or other Datronic Partnerships owed amounts to and from one another. It was the Partnership's policy not to charge (credit) interest on these payable (receivable) balances and to include them as cash equivalents.

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

     USE OF ESTIMATES - In preparing financial statements in conformity with generally accepted accounting principles, Management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during and among the reporting periods. Actual results could differ from those estimates. Management believes that the amounts recorded for assets and liabilities in the accompanying balance sheets as of December 31, 2000 and 2001 do not differ from those that would be presented on a liquidation basis of accounting.

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                  NOTES TO THE FINANCIAL STATEMENTS - CONTINUED


NOTE 3 - RESIDUAL LEASE BALANCES:

All residual lease balances of the Datronic Partnerships were liquidated in bulk, effective December 1, 2001. Proceeds from the bulk sale were nominal. Residual lease balances as of December 31, 2000 consisted of the Partnership's interest in $300,228 of fully reserved leases. During the three years ended December 31, 2001, the Partnership realized occasional recoveries of cash against these fully reserved balances. These amounts are included in the accompanying statements of income and expense as "Credit for lease losses".

NOTE 4 - DIVERTED ASSETS:

Diverted Assets at December 31, 2000 consisted of the Partnership's 18.4% interest in the Southwick office building, a seven-story structure located in Schaumburg, Illinois, and $1.4 million of cash generated primarily from the building's operations. These assets were held by DRC Partnership Fund, Inc. (Fund Inc) for the benefit of all of the Partnerships. The Southwick office building was sold in 2001 for $15 million. After payment of sales commissions and other disposal costs of $456,700, Fund Inc received net proceeds of $14.5 million. The Partnership's remaining net book basis in the Diverted Assets represented its share of the building's net realizable value as of March 1993 (the date the building was acquired), less cash distributions paid to the Partnerships from building operations. In December 2001, the net sales proceeds, plus all other cash held by Fund Inc., was distributed to the Datronic Partnerships. Cash distributions to this and the other Datronic Partnerships during the three years ended December 31, 2001 are set forth below:

                  Year              All Partnerships           Fund XVII
                  ----              ----------------           ----------
                  2001                 $15,959,000             $2,936,000
                  2000                   1,500,000                276,000
                  1999                          --                     --

NOTE 5 - OTHER ASSETS:

Other assets at December 31, 2000 consisted of the Partnership's share of fully reserved, residual cash held by nominee companies for the benefit of the Partnership. The Partnership's share of this residual cash totaling $11,000 was distributed to the Partnership during 2001.

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                  NOTES TO THE FINANCIAL STATEMENTS - CONTINUED


NOTE 6 - PARTNERS' EQUITY:

Average distributions per unit to the Limited Partners for the years 2001, 2000, and 1999 were:

                              2001      2000      1999
                            --------  --------  --------
                  Class A   $  11.46  $   4.27  $ 39.50
                  Class B   $  12.65  $   6.37  $ 29.70
                  Class C   $  12.29  $   6.19  $ 28.48

The 1999 per unit amounts for each class include a $2.87 per unit distribution resulting from litigation proceeds from settlements with the Partnerships' former accountants.

The Partnership began its Liquidating Phase on April 12, 1995. Pursuant to the Amended Partnership Agreement, all distributions made before that date were paid on a per-unit basis and all subsequent distributions, with the exception of any litigation proceeds, were based on the positive Capital Account balances of each limited partner within each Class (see Note 11).

At December 31, 2001, 2000, and 1999, there were 44,468 Class A Units, 155,489 Class B Units, 20 Class C Units, and one General Partner Unit outstanding.

The following table summarizes total funds raised by each Class and cumulative distributions to limited partner by Class from the Partnership's formation through December 31, 2001, the date of the Partnership's final liquidation.

                                     Funds          Cumulative
                                     Raised        Distributions
                                   -----------     -------------
                  Class A          $22,234,000     $  16,511,362
                  Class B           77,744,500        58,662,050
                  Class C               10,000             7,511
                                   -----------     -------------

                  Total            $99,988,500     $  75,180,923
                                   ===========     =============


NOTE 7 - LITIGATION:

In May 2001, Edmund J. Lopinski, Jr. filed several motions with the Federal District Court for the Northern District of Illinois claiming that all proceeds received from the sale of the Southwick office building in excess of the unsatisfied civil judgment entered

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                  NOTES TO THE FINANCIAL STATEMENTS - CONTINUED


against him (approximately $10 million) belonged to him. During the third quarter 2001, the court found Mr. Lopinski's claims to be without merit and issued an order permitting the distribution of the net proceeds to the Partnership's investors.

NOTE 8 - ACCRUED DISSOLUTION EXPENSES

At December 31, 2000, the Partnership accrued $374,000 ($1.84 million for all Datronic Partnerships) to provide for all expenses pertaining to the Partnership's termination and dissolution. During the second half of 2001, an additional $311,000 provision ($1.22 million for all Datronic Partnerships) was recorded. This additional amount was necessary because of the additional time required to terminate and dissolve the Partnership resulting from the claims filed by Edmund J. Lopinski, Jr. (see Note 7). These provisions were funded by the Partnership as part of the final liquidation process. Dissolution-related expenses include salaries for employees of the general partner who are implementing the dissolution, professional fees, long-term storage costs for legal and business records, and other costs necessary to terminate the Partnership's affairs. The expenses associated with the dissolution activities are included in the 2000 and 2001 Statements of Revenue and Expenses as "Provision for dissolution expenses".

NOTE 9 - ACCRUED INDEMNITY OBLIGATIONS

During the third quarter 2001, the Partnership recorded a $600,000 provision for indemnity obligations ($2.5 million for all Datronic Partnerships). This amount represents the general partner's estimate of the Partnership's potential expense over the next ten years for its continuing obligation to indemnify the general partner, its officers, directors, and employees (collectively "indemnitees"). The general partner is obligated to indemnify its directors, officers and employees and is entitled to reimbursement for all its expenses, including its indemnification obligation, from the Partnerships. Furthermore, under the terms of the Limited Partnership Agreement, as amended, (subject to various terms therein) the Partnership, and any receiver or trustee appointed to administer the business or assets of the Partnership, will indemnify and pay all judgments and claims against the General Partner and any of its Affiliates, and save the same harmless from any liability, loss or damage incurred by them or by the Partnership by reason of any act performed or omitted to be performed by them that was determined in good faith by the General Partner to have been in the best interest of the Partnership in connection with the activities of the Partnership or in dealing with third parties on behalf of the Partnership, including costs and attorneys' fees and any amounts expended in the investigation

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                  NOTES TO THE FINANCIAL STATEMENTS - CONTINUED


or settlement of any claims of liability, loss or damage, provided that such act or omission does not constitute fraud, negligence, breach of fiduciary duty or misconduct.

The indemnity obligation provides for any currently uninsured, unasserted claims that may be asserted after the Partnership is terminated and dissolved. The general partner determined that the cost of maintaining ongoing accounting and investor records and maintaining interest in the indemnity fund during the ten years for which the indemnity obligation will exist would exceed the Partnership's obligation. Therefore, the general partner has caused the Partnership to relinquish any claim it might have to any future residual cash. If there is no residual cash and claims still exist, the indemnitees will be personally responsible for any shortfall. In the event that the total amount funded is not needed, any residual balance at the end of ten years will be donated to charity.

NOTE 10 - PARTNERSHIP MANAGEMENT:

LRC directly managed the day-to-day operations of the Datronic Partnerships. The cost of these services was allocated to each partnership based on the level of services performed for each partnership. These expenses were reimbursed to LRC pursuant to the terms of the Amended Partnership Agreement (see Note 11) and are included in "General Partner's expense reimbursement". All expenses incurred by the Partnership or on its behalf subsequent to June 30, 2001 have been provided for in the Provisions for dissolution expenses (see Note 8).

NOTE 11 - PARTNERSHIP AGREEMENT:

Since 1993 there were three classes of Limited Partners as described below.

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

Effective April 12, 1995, the Partnership entered its Liquidating Phase whereby it ceased making New Investments and the General Partner began the orderly liquidation of Partnership assets. Pursuant to this, cash reserves were to be maintained sufficient to satisfy all liabilities of the Partnership and provide for future contingencies. Cash available for distribution after satisfying such requirements was distributed to the partners as described below.

During the Liquidating Phase, net Partnership proceeds from all sources, less cash reserves needed to satisfy Partnership liabilities and provide for future contingencies was apportioned among the Class A, B and C Limited Partners, each class as a group, in accordance with each class' interest in each type of asset. Then, Liquidating Distributions were paid to each Limited Partner within each class based on the ratio of their positive Capital Account balance to total capital for that class. The distribution paid to Limited Partners in December 2001 represented the final liquidating distribution.

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

The following summarizes the total of all payments to LRC during the three years ended December 31, 2001 for expense reimbursements:

                            Total expense              Partnership's
     Year                   Reimbursement                  Share
     ----                   -------------              -------------
     1999                    $4,057,634                  $827,189
     2000                    $4,485,939                  $953,171
     2001                    $4,509,847                  $995,112

Payments for 2000 includes $1.3 million (Partnership's share $303,000) of insurance premiums associated with the final wrap up of the Partnership affairs and its dissolution.

                   DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.
                  NOTES TO THE FINANCIAL STATEMENTS - CONCLUDED



Payments for 2001 include expenses for the first and second quarter 2001 of $310,533 ($1.45 million for all Partnerships) plus funding of the 2000 and 2001 provisions for dissolution expenses totaling $684,579 ($3.06 million for all Partnerships). (See Note 8).

NOTE 12 - INCOME TAXES:

The Partnership is not subject to Federal income taxes and, accordingly, no provision or credit for such taxes is reflected in the accompanying financial statements. Instead, the tax effects of the Partnership's activities are includable in the individual tax returns of its partners. The following table reconciles the Partnership's net operating results determined in accordance with generally accepted accounting principles with those reported for Federal income tax purposes in total for all Partners and by Class of Partner for the year ended December 31, 2001.

                                                       Liquidating      Continuing
                                         General         Limited          Limited
                                         Partner         Partner          Partner            Total
                                        ---------      -----------      -----------       -----------
Net earnings per accompanying
  Statements                            $  11,700      $   257,550      $   900,748       $ 1,169,998
Provision for Class Counsel
  fees and expenses, net                       --          (13,341)         (47,263)          (60,604)
Excess of book versus tax
  basis on the sale of
  Diverted and other assets               (10,329)        (227,388)        (795,197)

Other, net                                  1,702           38,407          130,116           170,225
                                        ---------      -----------      -----------       -----------

Earnings for Federal income
 tax purposes in total                  $   3,073      $    55,228      $   188,404       $   246,705
                                        =========      ===========      ===========       ===========

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

LRC, as a non-stock, not-for-profit corporation, does not have stockholders. The executive officers of LRC are also the members of the Board of Directors of LRC. It is anticipated that LRC will liquidate and dissolve following the completion of all activities associated with the liquidation and dissolution of the Datronic Partnerships. This will occur in 2002.

LRC's Board of Directors and executive officers, together with certain pertinent information regarding their background, are set forth below:

                                      Director
      Name                      Position and Office                            Age
------------------          --------------------------                       -------
Donald D. Torisky           Chairman of the Board and
                            Chief Executive Officer                             63

Arthur M. Mintz             Vice-Chairman and General Counsel                   65

Jeffrey T. McReynolds       Vice President, Chief Financial
                            Officer, Secretary and Director                     47

Scott E. Newlund            Vice President and Director                         49


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

Mr. Newlund has served as Vice President of LRC from January 1998 to the present and board member since June 2000. He served as President of Personal Computer Rental Corporation from April 1997 to December 1997. Mr. Newlund served as Vice President of Operations of LRC from March 1993 to April 1997. Mr. Newlund was with Ameritech Credit Corporation in Rolling Meadows, Illinois from August 1985 to February 1993 and held various positions, including Vice President of Operations. Mr. Newlund is a graduated from Ball State University in 1974.

Any change in the compensation of a director of LRC must be approved by the other three non-interested members of the Board of Directors.

ITEM 11 - MANAGEMENT REMUNERATION

The Partnership has no officers or directors and instead is managed by the general partner, LRC.

The Partnership Agreement, as amended, provides for LRC to receive reimbursement for its operating expenses incurred in relation to its functions as General Partner of the Datronic Partnerships. These reimbursements are detailed in Note 11 to the Partnership's financial statements included in Item 8.

Compensation paid to the Chief Executive Officer of LRC for 2001 was as follows:

     Chairman of the
     Board and Chief                                          All Other
     Executive Officer       Salary         Bonus          Compensation(b)
     -----------------      --------       -------         ---------------
     Donald D. Torisky      $260,000       $60,000 (a)         3,400(c)

(a)      Bonus for 2001 was paid in January 2002.

(b) Information concerning Other Annual Compensation, Restricted Stock Award, Option/SARs and LTIP Payouts is not applicable.

(c) Represents the value of LRC's contribution to LRC's Savings and Retirement Plan allocable to Mr. Torisky for services rendered during 2001.

This compensation was included in LRC's operating expenses reimbursed by all Datronic Partnerships. The Partnership's share of such expense reimbursements was 22.07%.

It is anticipated that Mr. Torisky's total cash compensation for 2002 for services rendered in connection with the liquidation and dissolution of the Datronic Partnerships will approximate $140,000.

The compensation of the other three highest compensated LRC executives, when allocated to the Partnership, individually do not exceed $100,000.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

None.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership has no officers or directors and instead is managed by the general partner, LRC.

The Partnership Agreement, as amended, provides for LRC to receive reimbursement for its operating expenses incurred in relation to its functions as General Partner of the Datronic Partnerships. These reimbursements are detailed in Notes 8, 10 and 11 to the Partnership's financial statements included in Item 8.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

    (1)  Financial Statements

         See index to Financial Statements included in Item 8 of this report.

    (2)  Financial Statement Schedules

         None.

    (3)  Exhibits

         None.

 (b) Reports on Form 8-K
           None.

 (c) Exhibits

   (2) The Partnership's plan of liquidation is in accordance with its Partnership Agreement, as amended, which is already on file.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of March 2002.

                  DATRONIC EQUIPMENT INCOME FUND XVIII, L.P.

March 28, 2002  By: Lease Resolution Corporation,
                    General Partner


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

By:   /s/ Jeffrey T. McReynolds                                  March 28, 2002
     ------------------------------
     Jeffrey T. McReynolds
     Director, Chief Financial Officer,
     (and Principal Accounting Officer)
     Lease Resolution Corporation,
     General Partner of Datronic
     Equipment Income Fund XX, L.P.


By:   /s/ Arthur M. Mintz                                        March 28, 2002
     ------------------------------
     Arthur M. Mintz
     Vice-Chairman and General Counsel,
     Lease Resolution Corporation,
     General Partner of Datronic
     Equipment Income Fund XX, L.P.


By:   /s/ Scott E. Newlund                                       March 28, 2002
     ------------------------------
     Scott E. Newlund
     Director,
     Lease Resolution Corporation,
     General Partner of Datronic
     Equipment Income Fund XX, L.P.


By:   /s/ Donald D. Torisky                                      March 28, 2002
     ------------------------------
     Donald D. Torisky
     Chairman and Chief Executive Officer,
     Lease Resolution Corporation,
     General Partner of Datronic
     Equipment Income Fund XX, L.P.